Form 10KSB
period 2006-04-30
OLYMPIC WEDDINGS INTERNATIONAL INC
filed 2006-08-04
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-128614

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0441869
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1453 Johnston Road, #71510, White Rock, British Columbia, Canada, V4B 5J5

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (604) 506-8991

     Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __Yes_X_No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___X____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No _X__

Net revenues for its most recent fiscal year: $nil

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of July 31, 2006: $60,000

Number of common voting shares outstanding as of July 31, 2006: 3,900,000

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

DOCUMENTS INCORPORATED BY REFERENCE – SB2 Registration Statement Amendment 5 filed on April 21, 2006, SEC File Number 333-128614 and as described in this Form 10-KSB annual report.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Olympic Weddings International, Inc. (hereinafter referred to as “Olympic”) was incorporated on November 9, 2004, in the State of Nevada, U.S.A.  The principal executive offices of the Company are located at 1453 Johnston Road, #71510, White Rock, British Columbia, Canada, V4B 5J5.  Our telephone number is (604) 506-8991.  The Company is qualified to do business in the Province of British Columbia, Canada pursuant to it being extra-provincially registered.

We are in an early development stage of operations  We have not had any revenues or operations and we have few assets.  Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.  We have never declared bankruptcy, been in receivership, or been involved in any legal action or proceedings.

Our initial operations with respect to our business plan commenced subsequent to our April 2006 fiscal year, concurrent with the completion of our public offering.

Prior to the public offering, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On May 10, 2006 our Registration Statement on Form SB-2 was declared effective, enabling a registered offering of a maximum of 600,000 common shares at a price of $0.10 per share. On July 5, 2006, subsequent to our fiscal year end, we accepted subscriptions for 600,000 shares from 40 investors, raising a total of $60,000. At present, our common shares are not posted for trading or listed on any exchange. 3,300,000 of 3,900,000 outstanding common shares are currently held by our officers and directors.

We are in the process of establishing ourselves as a company that will provide personally-guided travel tour wedding packages to be held at locations where the Olympic Games have been held.  Olympic will source destination venues and add to the travel experience by combining guides and wedding planners that are able to provide an informative and educational background while planning and preparing for a wedding ceremony for the bride, the groom and their guests.  Our officers and directors have related experience but do not have any direct experience with this type of company.  Our company has no full-time employees at the present time.  The officers and directors are responsible for all planning, developing and operational duties. They will continue to do so for the foreseeable future, which may restrict the growth of our company during the early stages.

We have not had any discussions or plans to acquire or merge with any other business or company.

Principal Products and Services

Olympic will be offering a destination wedding tour package.  The destination will be an historic Olympic site or venue.  The Olympic theme wedding travel package to Olympic Games venues and sites will include an on site wedding planner.

We intend to offer Olympic Weddings at the following Olympic locations:

5 Summer Olympic venues: Barcelona, Atlanta, Sydney, Athens and Beijing

5 Winter Olympic venues: Lillehammer, Nagano, Salt Lake City, Torino and Vancouver/Whistler

Olympic will be a service-oriented firm that intends to profit from integrating travel with weddings. We will endeavor to offer couples getting married, or those wanting to renew wedding vows, the opportunity of a wedding ceremony at a destination that has currently hosted, or will be hosting, an Olympic event. We will seek out and provide wedding officiates and planners who can integrate into the ceremony an Olympic theme.

The service of a “Professional Wedding Planner” at each venue will be a key factor in guaranteeing customer satisfaction. This individual/group will be under contract to Olympic. This will require the scouting and possible training of a wedding service provider at each of the Olympic sites offered. This individual/team will assemble and provide a variety of “Wedding Packages” from the very basic Wedding to an elaborate 5 star event.

Olympic will serve as the marketer of the destination and the wedding packages.  The on-site wedding planner will have the responsibility of arranging the details of the couples wedding at the chosen venue.  Olympic will also act as a liaison for the on-site wedding planner who will handle all the wedding related details for the couple, with online planning and a hands-on approach for the couple.

We intend to design and create private label tours and tour packages to Olympic destinations and then market the tour packages to the national and international retail travel industry.  Our plan to develop relationships with major international and domestic carriers and tour companies offering a variety of programs thereby connecting business traffic with international markets.

The Market

Olympic Wedding intends to initially target the two most active wedding markets - Japan and North America. Based on research including informal internet searches conducted by management, it would appear that these are the two most active wedding markets. The following details were noted:

1.

Japan:  800,000 Japanese brides spending approximately $50 Billion (US Dollars)

2.

North America:  2.35 million weddings annually, spending approximately $60 Billion (US dollars)

NOTE: These figures are for “Wedding only” and do not include money spent on the honeymoon.

In Japan the average wedding runs on a budget of $70,000 - $90,000 dollars. This is due largely to the culture and the inherent effects of Shinto, the national religion. A traditional Shinto Wedding consists of 7 ceremonies or steps, with each one requiring a different wedding dress. This alone can escalate the cost substantially. Add to this that the family must invite everyone they know and give each guest a substantial gift. This can get very expensive. As a result, many Japanese couples are opting for a cheaper civil service and then choosing a destination wedding for about a tenth of the cost of the traditional Japanese/Shinto ceremony. On average they will spend $8,000-$10,000 dollars, and many times the couple’s family will travel with them.

We see our North American customers coming from three different groups within the wedding marketplace.

1.

Couples getting married for the first time

Based on informal internet searches conducted by management, the median age in Canada of first time groom is 30.2 years and the average age of first time brides is 28.2 years. In 2005, couples are getting married later in life than they did in the latter part of the last century. By this time the bride and groom usually are well into their careers, have a solid fixed dual-income and many couples have already bought homes together. We feel that this is an excellent target market, at a point in their lives where they want to and can afford to “do it right”. Plus, they want to travel.

2.

Divorced people getting married again

Divorced couples have usually already participated in the traditional wedding experience and want to do it in a different way the next time around. They are usually in their late forties or early fifties, which means they are more financially secure with more disposable income available for a destination wedding and honeymoon combination.   Such people often want to make their second wedding different and special.

3.

Couples celebrating an anniversary by renewing their wedding vows

More and more couples want to celebrate those benchmark moments in their marriage journey by renewing their vows in a wedding ceremony. They usually have children and sometimes even grand children that they want to and can afford to take with them, so the idea of a destination wedding and holiday is very appealing and therefore a sellable commodity.  This market segment is growing at a high rate.

Competition and Competitive Strategy

There are a few Japanese companies and several American companies capitalizing on destinations weddings; however, to our knowledge, none of these companies are targeting Olympic venues as a destination.  Companies that may provide components of the services that we will provide, including wedding planners and travel agencies, may be contacted in an endeavor to enhance our packages by offering options for our clients.  Watabe is a company based in Japan offering wedding destinations to international sites. Their service includes the flight plans and accommodations. They have on site wedding planners that coordinate factors pertinent to the wedding, including the chapel, minister and photographer. They also make available wedding gowns and tuxedoes. Their Vancouver office served many Japanese couples each year. Although Mr. Sheppard provided his chaplaincy services to this company from 1994 through 1998, he does not have a non-competition agreement or any obligations to this company. To our knowledge this company has not protected any aspects of its business model. Our operations will not violate any of their rights.

Olympic will be offering similar services with a focus specifically on the theme of the Olympic Games. Olympics’ management have formed an opinion based on their experience that the Japanese as well as the North American cultures consider Olympic Game locations as being somewhat sacred because of what the Olympics represent. We believe that this focus on Olympic venues will give us a competitive advantage over other companies offering wedding services.

Dependence on One or a Few Major Customers

As our products and service will be marketed to a volume of individuals, we will not be dependent on one or a few major customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry, or any of the products or services that we plan to provide that would give cause for any patent, trademark or license infringements or violations. Olympic has also not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Existing or Probable Government Regulations

In regards to both the retail and the customers service parts of our business, the major area for government control or need for government approval would be concerning business licensing. Olympic will ensure that our on-site wedding planners have the necessary business license and are members in good standing with their local regulators.

All of the products being offered for sale will be purchased from reputable wholesale distributors and manufactures and will carry the necessary government and industry standard approvals.  We do not intend to sell products or service that are restricted in Canada or the United States.

Other than the licensing requirements discussed above, there are no other types of government regulations existing nor are we aware of any such regulations being contemplated that adversely affect our ability to operate.

Research and Development Activities and Costs

Our directors and officers have undertaken limited research and investigation to date regarding the market need for destination wedding at historic Olympic venues.  We have not incurred any costs related to research and development. We have no plans to undertake any such activities.

Compliance With Environmental Laws

There are no environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future that address issues specific to our business.

Employees

We have no employees at present. Our officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We have no intention of hiring employees until our business has been successfully launched and we have sufficient and reliable revenue streams from our operations. We do not expect to hire any employees within our first year of operations.

Our President and Board Members presently devote only a portion of their time to the operation of our business.

Risk Related to our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

We have a limited operating history.

We have a limited operating history and must be considered as being in the development stage. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

We may require significant additional financing before our products may be marketed and sold successfully and profitably.

We have only recently raised $60,000 and we anticipate that this amount will only be sufficient to fund our proposed operations for approximately the next 12 months. Accordingly, our ability to continue to sell our products and services to potential customers, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. We have limited financial resources and to date and no cash flow from operations. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

Inability of the Company to Offer Certain Olympic Venues Due to Government Restrictions Which May Affect the Companies Ability to Survive.

Presently the company is targeting Olympic venues that are readily accessible.  Although the company will continue to source acceptable venues, the chosen sites may become restricted due to the changing political climate in the host countries.  If the business requires certain venues that prove to be unavailable, the company may not be able to fulfill its obligations.  Failure to fulfill contracted obligations may result in serious financial costs which may have a serious effect on our Company’s ability to survive.

Inability of the Company to Engage Wedding Planners at Olympic Venues Which May Affect the Companies Ability to Survive.

Olympic anticipates that wedding planners at the chosen host cities will be available to fulfill the necessary planning activities.  If the company is unable to find acceptable wedding planners in some or all of the chosen Olympic sites the company will not be able to offer those chosen sites.  Failure to use these sites may result in lost revenues which may have a serious effect on our company’s ability to survive.

Inability of Our Officers and Directors to Devote Sufficient Time to the Operation of the Business May Limit Our Success.

Presently the officers and directors of the Company allocate only a portion of their time to the operation of our business.

If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern.  Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

Our Independent Auditors’ Report States that there is a Substantial Doubt that we will be able to Continue as a Going Concern.

Our independent auditors, Schumacher & Associates, Inc. Certified Public Accountants, state in their audit report, dated July 26, 2006, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

Difficulty For Our Stockholders to Resell Their Stock Due to a Lack of Public Trading Market

There is presently no public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock.  If a market for our common stock does develop, our stock price may be volatile.

"Penny Stock" Rules may restrict the market for the Company's shares

Should we be successful in obtaining a trading symbol, our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors  with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

Our management currently controls our Company and thus you will most likely not be able to influence the control of the Company through elections to the Board of Directors.

Our management, collectively, owns more than 85% of our total issued and outstanding shares of common stock. Therefore, our management will continue to retain control of our Company.

ITEM  2.     DESCRIPTION OF PROPERTY.

Olympic does not own any property, real or otherwise.  For the first year, we will conduct our administrative affairs from the office located in the home of our President, at no cost to our company.

We do not have any manufacturing plants and have minimal equipment for the operation of our business.

We do not have any investments or interests in any real estate.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual shareholders’ meeting was held June 12, 2006.  All the shareholders were present and constituted a quorum.  It was resolved that all the previous acts taken by the Board of Directors be approved.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We are currently in the process of attempting to obtain a trading symbol under which our shares can be posted for trading on the OTC Bulletin Board. No trading symbol has yet been assigned. Therefore, a shareholder will likely be unable to resell our common shares should he or she desire to do so, until we obtain approval to trade publicly and a regular trading market develops. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans until a regular trading market develops.

Of the 3,900,000 shares of common stock outstanding as of July 31, 2006, 3,300,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933. These shares are available for resale to the public on April 26, 2006 subject to the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will equal approximately 39,000 shares; or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

We have no outstanding options or warrants, or other securities convertible into common stock.

At July 31, 2006, there were 43 holders of record.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Once a trading symbol is assigned, quotations on the OTCBB will reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities.  The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a history of our sales of unregistered securities since our incorporation on November 9, 2004.

On November 9, 2004 Mr. Brent Sheppard subscribed for and purchased 1,000,000 shares of common stock for $1,000 or $0.001 per share.

On April 26, 2006, Mr. Sheppard subscribed for and purchased 1,700,000 common shares at a price of $0.01 per share.  In addition, on April 26, 2006, Mr.. Wallace and Mr. Pierson each subscribed for and purchased 300,000 common shares at a price of $.01 per share, for an aggregate of $23,000.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933.  All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied on this exemption from registration due to the fact that at the time of these sales we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers are Directors and Officers of our Company.

No underwriters were used, and no commissions or other remuneration was paid except to the company for any of the above noted.

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

On July 5, 2006 we accepted subscriptions for a public offering under a Form SB-2 Registration Statement effective May 10, 2006, Commission File Number 333-128614, for 600,000 shares of our common stock.  Forty persons subscribed for our shares at the offering price of $0.10 per share. The offering was fully subscribed for. No underwriters were used, and no commissions or other remuneration was paid except to our Company.

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein and as described in the annual report. See Item 1 “Description of Business” and Item 6 “Plan of Operation”.

No expenses were incurred from our account to April 30, 2006 in connection with the issuance and distribution of the securities.  Net Proceeds to the Issuer from the offering were $60,000.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 75,000,000 shares of Common Stock, $0.001 par value. At present, we are not authorized to issue any series or shares of preferred stock. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. Common stockholders are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of our Company, common stockholders are entitled to receive the net assets of our Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable. To the extent that additional common shares are issued, the relative interest of existing stockholders will likely be diluted.

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6. MANAGEMENT’S PLAN OF OPERATION.

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve Months

On July 5, 2006 we accepted subscriptions for $60,000 from the sale of 600,000 common shares to 40 investors under our Registration Statement on Form SB-2. The offering was fully subscribed. This offering placed $60,000 into our treasury, allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the next twelve months commencing July 1, 2006.

Our future operations are also dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB; and our SB-2 Registration Statement, Amendment 5, filed on April 21, 2006.

Because we just completed the sale of our common shares, we are only now in a position to fully implement our business plan. We intend to operate with very limited administrative support, and our current officers and directors will continue to be responsible for these duties, without compensation, for at least the first year of operations. This will enable us to preserve capital.

We are a development stage company with no operations, no revenue, no financial backing and few assets. How long we can continue to satisfy its cash requirements, and whether we will require additional funding for the next twelve months from the date hereof is dependent on how quickly our company can generate revenue to cover our ongoing expenses.

We are in the process of establishing ourselves as a company that will provide personally guided travel tour wedding packages to be held at locations where the Olympic Games have been held.  Olympic will source destination venues and add to the travel experience by combining guides and wedding planners that are able to provide an informative and educational background while planning and preparing for a wedding ceremony for the bride, the groom and their guests.  Olympic will be a service-oriented firm that intends to profit from integrating travel with weddings. We will endeavor to offer couples getting married, or those wanting to renew wedding vows, the opportunity of a wedding ceremony at a destination that has currently hosted, or will be hosting, an Olympic event.

Olympic will serve as the marketer of the destination and the wedding packages.  The on-site wedding planner will have the responsibility of arranging the details of the couples wedding at the chosen venue.  Olympic will also act as a liaison for the on-site wedding planner who will handle all the wedding related details for the couple, with online planning and a hands-on approach for the couple.

Milestones

Our first priority is to promote our products and services to various travel agencies, potential customers and interested business individuals. This will include direct marketing as well as local newspaper advertising directed to specific demographics.  Our primary mediums will be Bridal/Tourism Magazines and Wedding Shows.

We are presently creating an information website that will present our products and services.  Initial cost is $4,469.  A domain name has not yet been chosen. In addition we have purchased 2 work stations with computers, desks and necessary equipment spending $8,407.

We will be joining local wedding industry and travel associations in order to maintain contacts in the business community as well as to stay well informed about bridal issues and trends within the wedding/travel marketplace.

We have begun the to develop an e-brochure and CD ROM outlining our services, products, fee structure, and ordering instructions with an initial expenditure of $4,876.  It will also include our mission statement which will state our intent to provide our clients with high quality services that meet or exceed their expectations and needs. The CD ROM will also highlight past experience and level of expertise. The CD ROM will be distributed at our wedding shows as well as to all other potential clients within the wedding industry. The e-brochure will be distributed electronically via the internet in accordance with all laws governing online solicitation known as spam mail.

At wedding shows, we will highlight the uniqueness of a destination wedding at an Olympic host city. Our presentation will be used to promote the idea of getting married at a location that embodies the essential ingredients of a healthy marriage, a destination that celebrates passion, teamwork and commitment, a venue where those winning characteristics have been honored with a gold medal.  We expect that we will attend the first of these shows within three to six months with anticipated costs of $5,000.  We have also begun the design and construction of the portable display kiosk at a cost of $5,880. We expect to have our portable display ready for use at these shows.

Attendees will be able to pick up our CD ROM, ask questions regarding our destinations and services, and be able to book their ‘Olympic Wedding” directly from us at our Wedding Show display.  Our portable display will be simple and cost effective to transport and set up requiring little more than a banner, laptop, and projection unit. The portable displays will be set up at wedding shows in order to market the wedding and the destinations that will be available to potential clients.  The display will have credit card point of sale (POS) facilities for processing credit card payments from both in-person sales as well as Internet purchases.

Olympic intends to register and list its web address with widely used search engines and directories. When registering, we plan to include keyword sensitive content referred to as metatags, or words that describe the content of the site, as well as titles to attempt to ensure that its domain name is listed prominently in search results in most search returns.

We plan to participate in special interest mailing lists to gain visibility among targeted audiences as well as generate traffic for its website. Special interest mailing lists are not direct lists, but instead are similar to e-mail newsletters or on-going dialogues dedicated to special interests. E-mail messages would be sent to specific targeted mailing lists. Olympic also plans to participate in industry related newsgroups to gain visibility and develop relationships with targeted markets. (An internet newsgroup is a place on the internet where groups and people post and read messages on a particular topic.)

Depending on Olympic’s capital, we plan to book and process all orders from a central office location in the Greater Vancouver area, host city to the 2010 Winter Olympics. Both wedding show and internet orders will be filled from the same location. Internet orders will be confirmed and shipped via Canada Post Express Courier Service. From our investigations, we have found this system to be both cost effective and practical.

Distribution of our On-Site Olympic Wedding services will be on a contract basis. Our Wedding Service Providers will be people from the Olympic Host City who know the area and the various wedding vendors in that area.

Expenditures

The following table indicates our use of proceeds from the recently closed offering over the 12 months beginning May 2006:

Expenses Marketing and Promotion Travel and Hospitality: Office Furniture and Equipment Legal and Accounting Website, Hosting and Telecom Miscellaneous Administrations Expenses Total	22,000 8,000 9,000 10,000 6,000 5,000 $60,000

The above expenditure items are defined as follows:

Marketing and Promotion: This item refers to the cost of a basic marketing program and the provision of a minimal amount of product information to our customers and interested business individuals. This could include direct marketing as well as local newspaper advertising directed to specific demographics.  Our primary marketing mediums will be Bridal/Tourism Magazines and Wedding Shows. Initially, we also intend to market our service through a basic Internet website. Olympic will also do some direct contact marketing facilitated by a brochure specifically targeted to the travel and tourism industry. We expect to be incurring these costs beginning the second month of operations after the closing date of this offering, and continuing throughout the remainder of the year. We expect to begin marketing more directly into the Japanese market during the last quarter of our first year of operations.

Travel and Hospitality: This expense will be incurred in setting up international contacts in the targeted cities (see Business of the Issuer under Description of Business below).  This will require travel to each site to interview and secure qualified wedding service providers for each market place.  Our goal is to provide 10 Olympic Venues as wedding destinations by the end of the third quarter of our first year of operations.  We will also need to travel to and participate in wedding shows and establish our presence in the wedding industry to promote our product at a consumer level.

Office Furniture and Equipment:  This expenditure refers to items such as desks, chairs, computer hardware and software, photocopier, fax machine, telephone system, filing cabinets, office supplies and other similar office requirements. We will also need a high resolution projection unit to provide a fast paced and informative “powerpoint/video presentation” at wedding shows. Olympic expects to begin making these purchases during the second month of operations after the effective date of this prospectus.

Legal and Accounting:  This expenditure item refers to the normal legal and accounting costs associated with fulfilling the reporting and auditing obligations of a public company. It will also cover the cost of preparation of appropriate agreements and documents. We expect to be making these expenditures throughout the year, commencing on the effective date of the registration statement, of which this prospectus is a part.

Website, Hosting and Telecom: This expense is the cost associated with development of a website. This item also covers the cost of hosting our website and basic monthly telephone and fax services. Since the website will be used as a primary means to promote and provide Olympic Weddings, preliminary website development will begin as soon as we have funds available. Eventually, the website will function in two languages in accordance with our two major markets, Japanese and English. Clients will be able to order their complete Olympic Wedding Package(s) online. The amount indicated covers the first year of operations.

Miscellaneous Administration Expenses:  This expense refers to any miscellaneous costs that have not been otherwise listed - such as bank service charges and sundry items.  This amount will cover such costs during the first year of operation.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 12 months.

We believe we have sufficient cash resources to satisfy our needs over the next 12 months. Our ability to satisfy cash requirements thereafter, and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Management Discussion and Analysis

At April 30, 2006, we had working capital of $9,377, compared to working capital of $22,031 at April 30, 2005. At April 30, 2006, our total assets consisted of cash of $14,463. This compares with total assets at April 30, 2005 consisting solely of $23,911 in cash.

At April 30, 2006, our total current liabilities, all accounts payable, increased to $5,086 from $1,880 at April 30, 2005.

Subsequent to the fiscal year end, we raised $60,000 from the sale of 600,000 common shares.

We have not had revenues from inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans.

Results of Operations

Our company posted losses of $12,564 for the year ended April 30, 2006 compared to $1,969 for the prior period from our incorporation on November 9, 2004 to April 30, 2005. From inception to April 30, 2006 we have incurred losses of $14,623. The principal component of losses in 2006 was professional fees of $12,250, office and administration expenses of $762.

As of the date of this report, our net cash balance is approximately $46,500. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next 12 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms..

We do not expect to conduct any research and development or expect to purchase or sell any plant or significant equipment during the next twelve month period.

Other than its current officers, our company has no employees at the present time.  We do not expect to hire any employees within the next twelve months.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. While weddings are not regarded as “seasonal” events, in North America there is a concentration of weddings in May and June – especially for outdoor events.  However, due to several factors such as cultural differences and the range of destinations offered (including winter Olympic destinations, and locations in the Southern Hemisphere that have summer months in December and February) our business plan intends to balance-out regional fluctuations. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

Off Balance Sheet Arrangements.

None.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

Reports of Independent Registered Public Accounting Firms;

Balance Sheets;

Statements of Operations, Statements of Cash Flows, Statement of Stockholders’ Equity; and

Notes to Financial Statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

APRIL 30, 2006

Page

Reports of Independent Registered Public Accounting Firms	F-2 and F-3

Financial Statements:

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Cash Flows	F-6

Statement of Stockholders’ Equity	F-7

Notes to Financial Statements	F-8 to F-11

Report of Independent Registered Public Accounting Firm

Board of Directors

Olympic Weddings International Inc.

We have audited the accompanying balance sheet of Olympic Weddings International Inc. (A Development Stage Company) as of April 30, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the period from November 9, 2004 (date of inception) to April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Olympic Weddings International Inc. (A Development Stage Company) as of April 30, 2005 and the results of its operations, stockholders’ equity, and its cash flows for the period from November 9, 2004 (date of inception) to April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has no business operations to date and has insufficient funds to commence operations, which raises substantial doubts about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Miller and McCollom

MILLER AND MCCOLLOM

Certified Public Accountants

4350 Wadsworth Boulevard, Suite 300

Wheat Ridge, Colorado 80033

September 13, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors

Olympic Weddings International, Inc.

We have audited the accompanying balance sheet of Olympic Weddings International, Inc. (A Development Stage Company) as of April 30, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2006 and for the period from November 9, 2004 (date of inception) to April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Olympic Weddings International, Inc. (A Development Stage Company) as of April 30, 2006 and the results of its operations, stockholders’ equity, and its cash flows for the year ended April 30, 2006 and for the period from November 9, 2004 (date of inception) to April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has no business operations to date and has minimal working capital, which raises substantial doubts about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.

Certified Public Accountants

2525 Fifteenth Street, Suite 3H

Denver, Colorado 80211

July 26, 2006

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	April 30, 2006	April 30, 2005

ASSETS

Current
Cash	$14,463	$23,911
Total Current Assets	14,463	23,911

TOTAL ASSETS	$14,463	$23,911

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$2,086	$880
Accrued liabilities	3,000	1,000
Total Current Liabilities	5,086	1,880

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
3,300,000 common shares	3,300	3,300

Additional paid-in capital	20,700	20,700

Deficit Accumulated During the Development Stage	(14,623)	(1,969)
	9,377	22,031

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,463	$23,911

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, NOVEMBER 09, 2004, TO APRIL 30, 2006

	Year ended April 30, 2006	Period from Nov 09, 2004 (Date of Inception) to April 30, 2005	Cumulative amounts from Nov. 09, 2004 (Date of Inception) to April 30, 2006

Revenue	$-	$-	$-

Expenses
Office and administration	762	89	851
Organizational costs	-	880	880
Professional fees	12,250	1,000	13,250
	13,012	1,969	14,981

Net Loss from Operations	(13,012)	(1,969)	(14,981)

Other Income
Interest income	358	-	358

Net Loss for the Period	$(12,654)	$(1,969)	$(14,623)

Basic and Diluted Loss Per Share	$(0.004)	(0.002)	(0.008)

Weighted Average Number of Shares Outstanding	3,300,000	1,119,653	1,902,980

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION, NOVEMBER 09, 2004, TO APRIL 30, 2006

	Year ended April 30, 2006	Period from Nov 09, 2004 (Date of Inception) to April 30, 2005	Cumulative amounts from Nov 09, 2004 (Date of Inception) to April 30, 2006

Cash Flows from Operating Activities
Net loss for the period	$(12,654)	$(1,969)	$(14,623)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable	1,206	880	2,086
Accrued liabilities	2,000	1,000	3,000
Net Cash (Used in) Operating Activities	(9,448)	(89)	(9,537)

Cash Flows from Investing Activity
Additions to intangibles	-	-	-
Net Cash (Used in) Investing Activities	-	-	-

Cash Flows From Financing Activity
Issuance of common shares	-	24,000	24,000
Net Cash Provided by Financing Activities	-	24,000	24,000

Increase (Decrease) In Cash During The Period	(9,448)	23,911	14,463

Cash, Beginning Of Period	23,911	-	-

Cash, End Of Period	$14,463	$23,911	$14,463

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

APRIL 30, 2006

			DEFICIT
CAPITAL STOCK			ACCUMULATED
		ADDITIONAL	DURING THE
		PAID-IN	DEVELOPMENT
SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Nov. 09, 2004 – Capital stock issued for cash at $0.001	1,000,000	$1,000	$-	$-	$1,000
April 22, 2005 – Capital stocks issued for cash at $0.01	2,300,000	2,300	20,700	-	23,000

Net loss for the year	-	-	-	(1,969)	(1,969)

Balance, April 30, 2005	3,300,000	3,300	20,700	(1,969)	22,031

Net loss for the year				(12,654)	(12,654)

Balance, April 30, 2006	3,300,000	$3,300	$20,700	$(14,623)	$9,377

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006

Note 1

Nature and Continuance of Operations

a)

Organization

The Company was incorporated in the State of Nevada, Unites States of America on November 09, 2004.  The Company’s year-end is April 30th.

b)

Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.  Olympic Weddings’ business plan is to develop a company that will provide personally-guided travel tour wedding packages to be held at venues where Olympic events have been celebrated.

Based upon the Company's business plan, it is a development stage enterprise.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Note 2

Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.  The financial statements are stated in United States of America dollars.

a)

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with SOP 98-5.

b)

Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

c)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At April 30, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)

Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

e)

Revenue Recognition

The company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements."  Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

f)

Currency

The functional currency of the Company is the United States Dollar.

g)

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

h)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

j)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At April 30, 2006, the Company had $14,463 US funds in deposit in a business bank account which is not insured

k)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123 (R) Shareholder Based Payments that, upon implementation, will impact the Company’s net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows.  FAS 123 (R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently represented.  Consistent with provisions of the new standard, the Company adopted FAS 123 (R) in the first quarter of 2005, and to implement it on a prospective basis.

There were various other accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

m)

Other

The Company consists of one reportable business segment.

The Company paid no dividends during the periods presented.

Note 3

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has no business operations to date and has minimal working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to commence operations or to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from these uncertainties.

Note 4

Common Stock

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On November 09, 2004, the Company issued 1,000,000 shares of common stock at a price of $0.001 for cash totaling $1,000

On April 25, 2005 the Company issued 2,300,000 shares of common stock at a price of $0.01 for cash totaling $23,000.

Note 5

Income Taxes

The Company is subject to US Federal income taxes.  The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending	Estimated NOL Carryforward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
2005	1,969	2025	295	(295)	(295)	—
2006	14,623	2026	2,193	(2,193)	(1,898)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

Note 6.

Related Party Transactions

The Company uses the offices of its President for its minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

Note 7

Subsequent Events

On July 5, 2006 the Company accepted subscriptions for 600,000 shares of its common stock from 40 investors.  The shares were issued at a price of $0.10 per share, under a registration statement effective May 11, 2006 as filed with the Securities and Exchange Commission.  As of the date hereof, there are 3,900,000 outstanding shares of the company’s common stock.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  Controls and procedures

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms., and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B.  Other Information

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

Name

Age

Offices Held

Brent Sheppard

46

Director, President

Patrick Wallace

52

Director, Secretary, Treasurer

Brian Pierson

50

Director

Brent Sheppard, President and Member of the Board of Directors

Reverend Brent Sheppard has served as our President and a member of the Board of Directors since November 9th, 2004.

Mr. Sheppard is presently self employed. In 1999, he began full time Marriage Chaplaincy work, offering wedding officiate services and counseling to couples from the Greater Vancouver area.  He currently performs 100-150 weddings each year and is the recognized Marriage Chaplain at such wedding venues as Newlands in Langley British Columbia, Northview in Surrey, British Columbia, and Minoru Chapel in Richmond, British Columbia, as well as itinerating in the Greater Vancouver area to perform many different types of ceremonies.

Patrick Wallace, Secretary/Treasurer, Member of the Board of Directors

Mr. Patrick Wallace has served as Secretary/Treasurer and Director since April 26, 2005.

Mr. Patrick Wallace is presently semi-retired.  Until June 15, 2006, he served as a consultant and chief accounts executive for Key Innovations a supplier of marketing and promotional products in the Greater Vancouver region of British Columbia.  He also owns and operates a part-time, seasonal venture called YakiNiku’s which finds a market offering authentic Japanese cuisine to attendee’s of some of the special events in British Columbia.

In September 1997, Mr. Wallace launched his own company called Progressive Promotionals, which was a supplier of promotional products. He established a portfolio of national and international clients such as Kraft Foods and McDonalds. The proprietorship became a British Columbia registered Limited company in September 2000.  Mr. Wallace served as President and CEO and was the majority shareholder.  In February 2004, he sold his interest in the company to Key Innovations where he continued to hold a management position until he resigned in June 2006.

Brian Pierson, Member of the Board of Directors

Mr. Brian Pierson has served on the Board of Directors since April 26, 2005.

Mr. Brian Pierson is presently serving as the director of Teen Challenge British Columbia, a non-profit organization in Yarrow, British Columbia.  Teen Challenge British Columbia is a one-year residential program that helps people who struggle with life controlling addictions.  He accepted this position in April 2003.

From September 1996 to March of 2003, Mr. Pierson was a self employed professional counselor.  During this period, he served as an adjunct professor at Trinity Western University in Langley, British Columbia.  He served as a group facilitator for Tanya Swaren Management Training and Consulting in Langley, British Columbia and an employment counselor for the Surrey Employment Centre in Surrey, British Columbia.

Audit Committee Financial Expert

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board of Directors currently does not have an independent audit committee. Our Board of Directors currently has only one independent member and thus does not have the ability to create a proper independent audit committee.

Family Relationships

None.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended April 30, 2006, there were no filing delinquencies.

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company.  We have only recently commenced operations. We expect to implement a Code of Ethics during the current fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation.  There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on behalf of our Company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our Company.

Employment Agreements

We do not have written employment agreements with any of our key employees.

Audit Committee

Presently the Board of Directors is performing the duties that would normally be performed by an audit committee.  We intend to form a separate audit committee, and are seeking potential independent directors.  We are seeking experienced businesspeople and plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of July 31, 2006 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors  and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock.  As of July 31, 2006, there were 3,900,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.  The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of July 31, 2006 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Brent Sheppard President and member of the Board of Directors 6157 Sundance Drive Surrey, British Columbia, Canada, V3S 8B2	2,700,000	69.23%
Common	Patrick Wallace Secretary/Treasurer and member of the Board of Directors 18227 – 57A Avenue Surrey, British Columbia, Canada, V3S 6E6	300,000	7.69%
Common	Brian Pierson Member of the Board of Directors 20749 - 38A Avenue Langley, British Columbia, Canada, V3A 2V3	300,000	7.69%
Common	Directors and officers as a group	3,300,000	84.61%

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

On November 9, 2004, Mr. Brent Sheppard, President/CEO, Principal executive officer and member of the Board of Directors, subscribed for and purchased 1,000,000 shares of common stock, for $1,000 or $0.001 per share.

On April 26, 2005, Mr. Brent Sheppard, President/CEO, Principal executive officer and member of the Board of Directors, subscribed for and purchased 1,700,000 shares of common stock, for $17,000 or $0.01 per share.  On April 26, 2005, Mr. Wallace, Secretary/Treasurer/CFO, Principal financial officer, Principal accounting officer and member of the Board of Directors, and Mr. Pierson, member of the Board of Directors, each subscribed for and purchased 300,000 common shares at a price of $0.01 per share, for an aggregate of  $6,000.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933.  All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied the exemption from registration since we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers were Directors and Officers of our Company.

ITEM 13.     EXHIBITS

Exhibit Index

3.1

Articles of Incorporation*

3.2

By-laws*

31.1

Section 302 Certification – Chief Executive Officer

31.2

Section 302 Certification – Chief Financial Officer

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*

Incorporated by reference

to our SB2 Registration Statement Amendment 5 filed on April 21, 2006, SEC File Number 333-128614.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended April 30, 2006 and 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $3,000, and $2,000, respectively.

Audit Related Fees.

We incurred $750 and nil fees respectively to auditors for audit related fees during the fiscal year ended April 30, 2006 and 2005.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended April 30, 2006 and 2005.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended April 30, 2006 and 2005.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4 day of August, 2006.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

Date: August 4, 2006                       By: /s/ Brent Sheppard

Name: Brent Sheppard

                                                          Title: President/CEO, principal executive officer

Date: August 4, 2006

By: /s/ Patrick Wallace

Name: Patrick Wallace

Title: Chief Financial Officer, principal financial officer and principal accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brent Sheppard

August 4, 2006

Brent Sheppard, President/CEO,

Principal executive officer and member

of the Board of Directors

/s/ Patrick Wallace

August 4, 2006

Patrick Wallace, Chief Financial Officer,

principal financial officer, principal accounting

officer and member of the Board of Directors

/s/ Brian Pierson

August 4, 2006

Brian Pierson, Member of the Board of Directors