Form 10QSB
period 2006-07-31
OLYMPIC WEDDINGS INTERNATIONAL INC
filed 2006-09-14
CIK 1338242

As filed with the Securities and Exchange Commission on September 14, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]

 QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2006

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-128614

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0434357
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1453 Johnston Road, #71510, White Rock, British Columbia, Canada, V4B 5J5

 (Address of principal executive offices)

Registrant’s telephone number:  (604) 506-8991

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No _X__

Number of shares outstanding of the registrant’s class of common stock as of September 14, 2006: 3,900,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded US $nil revenue for the quarter ended July 31, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLYMPIC WEDDINGS INTERNATIONAL, INC

(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2006

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Stockholders’ Equity	F-5

Notes to Financial Statements	F-6 to F-10

OLYMPIC WEDDINGS INTERNATIONAL, INC

(A Development Stage Company)

BALANCE SHEETS

	July 31, 2006	April 30, 2006
	(Unaudited)	(See Note 1)

ASSETS

Current
Cash	$46,340	$14,463

Total Current Assets	46,340	14,463

Computer Equipment, net of depreciation	6,558	-
Office Furniture, net of depreciation	7,729	-
Website Development Costs, net of amortization	4,345	-

TOTAL ASSETS	$64,972	$14,463

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$7,115	$2,086
Accrued liabilities	7,086	3,000
Total durrent liabilities	14,201	5,086

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
3,900,000 and 3,300,000 common shares as of July 31, 2006 and April 30, 2006, respectively	3,900	3,300
Additional paid-in capital	80,100	20,700

Deficit Accumulated During the Development Stage	(33,229)	(14,623)
	50,771	9,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,972	$14,463

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, NOVEMBER 09, 2004, TO JULY 31, 2006

(unaudited)

	Three-month period ending July 31, 2006	Three-month period ending July 31, 2005	Cumulative amounts from November 09, 2004 (Date of Inception) to July 31, 2006

Revenue	$-	$-	$-

Expenses
Amortization	124	-	124
Office and administration	2,419	22	3,270
Organizational costs	-	-	880
Professional fees	4,086	2,000	17,336
Marketing	11,977	-	11,977

	18,606	2,022	33,587

Net Loss from Operations	(18,606)	(2,022)	(33,587)

Other Income
Interest income	-	148	358

Net Loss for the Period	$(18,606)	$(1,874)	$(33,229)

Basic and Diluted Loss Per Share	$(0.01)	Nil	(0.02)

Weighted Average Number of Shares Outstanding	3,476,087	3,300,000	1,888,235

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION, NOVEMBER 09, 2004, TO JULY 31, 2006

(unaudited)

	Three month period ended July 31, 2006	Three month period ended July 31, 2005	Cumulative amounts from November 09, 2004 (Date of Inception) to July 31, 2006

Cash Flows from Operating Activities
Net loss for the period	$(18,606)	$(1,874)	$(33,229)

Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities
Amortization	124	-	124
Accounts payable and accrued liabilities	9,115	120	14,201
Net Cash (used in) Operating Activities	(9,367)	(1,754)	(18,904)

Cash Flows from Investing Activity
Additions to capital assets	(18,756)	-	(18,756)
Additions to intangibles	-	-	-
Net Cash (used in) Investing Activities	(18,756)	-	(18,756)

Cash Flows from Financing Activity
Issuance of common shares	60,000	-	84,000
Net Cash Provided by Financing Activities	60,000	-	84,000

Increase (Decrease) in Cash During the Period	31,877	(1,754)	46,340

Cash, Beginning of Period	14,463	23,911	-

Cash, End Of Period	$46,340	$22,157	$46,340
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

JULY 31, 2006

(unaudited)

			DEFICIT
CAPITAL STOCK			ACCUMULATED
		ADDITIONAL	DURING THE
		PAID-IN	DEVELOPMENT
SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Nov. 09, 2004 – Capital stock issued for cash at $0.001	1,000,000	$1,000	$-	$-	$1,000
April 26, 2005 – Capital stock issued for cash at $0.01	2,300,000	2,300	20,700	-	23,000

Net loss for the year	-	-	-	(1,969)	(1,969)

Balance, April 30, 2005	3,300,000	3,300	20,700	(1,969)	22,031

Net loss for the year	-	-	-	(12,654)	(12,654)

Balance, April 30, 2006	3,300,000	3,300	20,700	(14,623)	9,377

July 5, 2006 – Capital stock issued for cash at $0.10	600,000	600	59,400	-	60,000

Net loss for the period	-	-	-	(18,606)	(18,606)

Balance, July 31, 2006	3,900,000	$3,900	$80,100	$(33,229)	$50,771

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006

Note 1

Unaudited Statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited April 30, 2006 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2006, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-KSB.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The information as of April 30, 2006 is taken from the audited financial statements of that date.

Note 2

Nature and Continuance of Operations

a)

Organization

Olympic Weddings International, Inc. was incorporated in the State of Nevada, Unitesd States of America on November 9, 2004.  The Company’s year-end is April 30th.

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

Note 3

Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.  The financial statements are stated in United States of America dollars.

a)

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with SOP 98-5.

b)

Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109) which requires the use of the asset and liability method of accounting of income taxes.  Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

c)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At July 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)

Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and accrued liabilities, approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

e)

Revenue Recognition

The Company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."  Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectability is reasonably assured.

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

i)

Furniture and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives.  The Company uses the straight-line method of depreciation.

A summary of the estimated useful lives are:

Computer equipment

3 years

Furniture and fixtures

5 years

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to earnings.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in earnings.

j)

Website Development Costs

Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company’s website are capitalized until initial implementation.  Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method.  Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

k)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At July 31, 2006, the Company had US $29,164 on deposit in a business bank account which is not insured, and US equivalent funds of $17,175 ($19,435 in Canadian funds) in a business bank account which are insured by a Canadian Federal Government agency.

l)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued FAS 123 (R) Shareholder Based Payments that, upon implementation, will impact the Company’s net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows.  FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently represented.  Consistent with provisions of the new standard, the Company adopted FAS 123(R) in the first quarter of 2005, and to implement it on a prospective basis.

There were various other accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

m)

Other

The Company consists of one reportable business segment.

The Company paid no dividends during the periods presented.

Note 4

Basis of Presentation – “Going Concern”

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States, which contemplates the continuation of the Company as a going concern. However, the Company has sustained losses and has no business operations to date.  These matters raise substantial doubt about the Company's ability to continue as going concern.   In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company intends to commence its operations through equity offerings received.  There is no assurance of the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from these uncertainties.

Note 5

Common Stock

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On November 09, 2004, the Company issued 1,000,000 shares of common stock at a price of $0.001 for cash totalling $1,000.00

On April 26, 2005 the Company issued 2,300,000 shares of common stock at a price of $0.01 for cash totalling $23,000.

On July 5, 2006 the Company issued 600,000 shares of common stock at a price of $0.10 for cash totalling $60,000.

Note 6

Income Taxes

The Company is subject to US Federal income taxes.  The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards.  Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
April 30, 2005	1,969	2025	295	(295)	(295)	—
April 30, 2006	14,623	2026	2,193	(2,193)	(1,898)	—
July 31, 2006	33,229	2027	4,984	(4,984)	(2,791)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

Note 7

Related Party Transactions

The Company has used and currently uses office space provided by its President for no consideration.  No provision for these costs has been provided since they have been determined to be negligible.

Item 2.   Management’s Plan of Operation

Olympic Weddings International, Inc. (“Olympic” or the “Company”) was incorporated on November 9, 2004, in the State of Nevada, U.S.A.  The principal executive offices of the Company are located at 1453 Johnston Road, #71510, White Rock, British Columbia, Canada, V4B 5J5.  Our telephone number is (604) 506-8991.  The Company is qualified to do business in the Province of British Columbia, Canada pursuant to it being extra-provincially registered.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; our Annual Report on Form 10-KSB filed on August 4, 2006 and our Registration Statement on Form SB-2/A filed on April 21, 2006.

Prior to the public offering of stock, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On May 10, 2006 our Registration Statement on Form SB-2 was declared effective, enabling a registered offering of a maximum of 600,000 common shares at a price of $0.10 per share. On July 5, 2006, subsequent to our fiscal year end, we accepted subscriptions for 600,000 shares from 40 investors, raising a total of $60,000. At present, our common shares are not posted for trading or listed on any exchange. 3,300,000 of 3,900,000 outstanding common shares are currently held by our officers and/or directors.

This offering placed $60,000 into our treasury, allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the next twelve months commencing July 1, 2006.  Because we just completed the sale of our common shares, we are only now in a position to fully implement our business plan.

We are in an early development stage of operations.  We have not had any revenues or operations and we have few assets.  Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.  We have never declared bankruptcy, been in receivership, or been involved in any legal action or proceedings. We do not have any full-time employees at the present time.  We intend to operate with very limited administrative support, and our current officers and directors will continue to be responsible for all planning, developing and operational duties, without compensation, for at least the first year of operations.  This will enable us to preserve capital during the early stages of company development

We are in the process of establishing ourselves as a company that will provide personally-guided travel tour wedding packages to be held at locations where the Olympic Games have been held.  Olympic will source destination venues and add to the travel experience by combining guides and wedding planners that are able to provide an informative and educational background while planning and preparing for a wedding ceremony for the bride, the groom and their guests.

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

We are presently creating an information website that will present our products and services.  Initial cost is $4,469.  Presently under construction, our web address is: www.myolympicwedding.com.  In addition we have purchased two work stations with computers, desks, and necessary office equipment at a cost of $8,407.

We will be joining local wedding industry and travel associations in order to maintain contacts in the business community as well as to stay well informed about bridal issues and trends within the wedding/travel marketplace.

We have begun to develop an e-brochure and CD ROM outlining our services, products, fee structure, and ordering instructions with an initial expenditure of $4,876.  These will state our intent to provide our clients with high quality services that meet or exceed their expectations. The CD ROM will also highlight the Company’s past experience and level of expertise. The CD ROM will be distributed at our wedding shows as well as to all other potential clients within the wedding industry. We have also begun design and production of our brochure at a cost of $7,100.  The e-brochure will be distributed electronically via the internet in accordance with all laws governing online solicitation known as spam mail.

At wedding shows, we will highlight the uniqueness of a destination wedding at an Olympic host city. Our presentation will be used to promote the idea of getting married at a location that embodies the essential ingredients of a healthy marriage, a destination that celebrates passion, teamwork and commitment, a venue where those winning characteristics have been honored with a gold medal.  We expect to attend the first of these shows within three to six months, with anticipated costs of $5,000.  We have also begun the design and construction of the portable display kiosk at a cost of $5,880. We expect to have our portable display ready for use at these shows.

Attendees will be able to pick up our CD ROM, ask questions regarding our destinations and services, and be able to book their “Olympic Wedding” directly from us at our wedding show display.  Our portable display will be simple and cost effective to transport and set up requiring little more than a banner, laptop, and projection unit. The portable displays will be set up at wedding shows in order to market the wedding and the destinations that will be available to potential clients.  The display will have credit card point of sale (POS) facilities for processing credit card payments from both in-person sales as well as Internet purchases.

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

Distribution of our On-Site Olympic Wedding Services will be on a contract basis. Our Wedding Service Providers will be people from the olympic host City, who know the area and the various wedding vendors in that area.

Expenditures

The following table indicates our use of proceeds from the recently closed offering over the next 9 months:

Expenses Marketing and Promotion Travel and Hospitality Legal and Accounting Website, Hosting and Telecom Miscellaneous Administrations Expenses Total	4,144 8,000 6,507 1,531 3,776 $23,958

The above expenditure items are defined as follows:

Marketing and Promotion: This item refers to the cost of a basic marketing program and the provision of a minimal amount of product information to our customers and interested business individuals. This could include direct marketing as well as local newspaper advertising directed to specific demographics.  Our primary marketing mediums will be bridal/tourism magazines and wedding shows.  Initially, we also intend to market our service through a basic Internet website. Our e-brochure is currently being developed.  Olympic will also do some direct contact marketing facilitated by a brochure, the design and production of which has already begun.  It will specifically target the travel and tourism industry. We expect to begin marketing more directly into the Japanese market during the spring of 2007.

Travel and Hospitality: This expense will be incurred in setting up international contacts in the targeted cities.  This will require travel to each site to interview and secure qualified wedding service providers for each market place.  We will also need to travel to and participate in wedding shows and establish our presence in the wedding industry to promote our product at a consumer level.  Our goal is to provide 10 Olympic venues as wedding destinations by January 2007.

Legal and Accounting:  This expenditure item refers to the normal legal and accounting costs associated with fulfilling the reporting and auditing obligations of a public company. It will also cover the cost of preparation of appropriate agreements and documents. These costs will continue throughout the next nine months.

Website, Hosting and Telecom: This expense is the cost of completion of our website. This item also covers the cost of hosting our website and basic monthly telephone and fax services.  Eventually, the website will function in two languages in accordance with our two major markets, Japanese and English. Clients will be able to order their complete Olympic Wedding Package(s) online. The amount indicated covers these costs over the next nine months.

Miscellaneous Administration Expenses:  This expense refers to any miscellaneous costs that have not been otherwise listed - such as bank service charges and sundry items.

We do not anticipate making any major purchases of capital assets in the next nine months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 9 months.

We believe we have sufficient cash resources to satisfy our needs over the next 9 months. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 10, 2006 our Registration Statement on Form SB-2, commission file number 333-128614, became effective, enabling us to offer up to 600,000 shares of common stock of our company at a price of $0.10 per share.  On July 5, 2006, we accepted subscriptions for the entire offering from 40 investors, raising a total of $60,000.  There were no underwriters for this offering.

We did not pay any underwriting discounts or commissions, finders’ fees, or expenses to underwriters.  We did not make any direct or indirect payments to directors, officers, general partners of the issue or their associates or to any persons owning 10% or more of any class of equity securities or to any affiliates.

As of the date of this Quarterly Report, there are 3,900,000 issued and outstanding shares of common stock of which 3,300,000 shares are held by our officers and directors.

The following table notes the use of proceeds for actual expenses incurred from May 10, 2006, to July 31, 2006 in connection with the issuance and distribution of the securities:

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Legal	$ 0	$ 1,195
	$ 0	$ 1,195

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering.  Net proceeds to our company from the offering were $60,000.

The following table notes the use of proceeds for actual expenses incurred for our account from May 10, 2006 to July 31, 2006.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Marketing and Promotions	$ 0	$17,856
Office Furniture and Equipment	$ 0	$ 8,407
Legal and Accounting	$ 0	$ 4,086
Website, Hosting and Telecom	$ 0	$ 4,469
Miscellaneous Administration	$ 0	$ 1,224
	$ 0	$36,042

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein. See also Item 2 “Plan of Operation”.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM  6.

EXHIBITS

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

Bylaws*

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of September, 2006.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

Date: September 14, 2006           By: /s/ Brent Sheppard

Name: Brent Sheppard

Title: President/CEO, principal executive officer

Date September 14, 2006

          By: /s/ Patrick Wallace

Name: Patrick Wallace

Title: Chief Financial Officer, principal financial officer and principal accounting officer