Form 10QSB
period 2006-10-31
OLYMPIC WEDDINGS INTERNATIONAL INC
filed 2006-12-15
CIK 1338242

As filed with the Securities and Exchange Commission on December 15, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]

 QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Number of shares outstanding of the registrant’s class of common stock as of December 14, 2006: 74,100,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded US $nil revenue for the quarter ended October 31, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2006

Page

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3 to F-4

Statements of Cash Flows	F-5

Statement of Stockholders’ Equity	F-6

Notes to Interim Financial Statements	F-7 to F-12

OLYMPIC WEDDINGS INTERNATIONAL, INC

(A Development Stage Company)

INTERIM BALANCE SHEETS

	October 31, 2006	April 30, 2006
	(Unaudited)	(See Note 1)

ASSETS

Current
Cash	$25,269	$14,463
	-	-

Total Current Assets	25,269	14,463

Computer Equipment, net of depreciation	6,011	-
Office Furniture, net of depreciation	7,343	-
Website Development Costs, net of amortization	5,332	-

TOTAL ASSETS	$43,955	$14,463

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$930	$2,086
Accrued liabilities	3,440	3,000
Total current liabilities	4,370	5,086

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
74,100,000 and 62,700,000 common shares as of October 31, 2006 and April 30, 2006, respectively	74,100	24,000
Additional paid-in capital	9,900	-

Deficit Accumulated During the Development Stage	(44,415)	(14,623)
	39,585	9,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,955	$14,463

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, NOVEMBER 9, 2004 TO OCTOBER 31, 2006

(Unaudited)

		Three-month period ending October 31, 2006		Three-month period ending October 31, 2005

Revenue		$-		$-

Expenses
Amortization		1,305		-
Travel/Hospitality		2,656		-
Office and administration		475		460
Organizational costs		-		5,500
Professional fees		6,750		-
Marketing		-		-
Telecom and website hosting		-		-
		11,186		5,960

Net Loss from Operations		(11,186)		(5,960)

Other Income
Interest income		-		100

Net Loss for the Period		$(11,186)		$(5,860)

Basic and Diluted Loss per Share	$	nil	$	nil

Weighted Average Number of Shares Outstanding		74,100,000		62,700,000

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, NOVEMBER 9, 2004 TO OCTOBER 31, 2006

(Unaudited)

		Six-month period ending October 31, 2006		Six-month period ending October 31, 2005		Cumulative amounts from November 09, 2004 (Date of Inception) to October 31, 2006

Revenue		$-		$-		$-

Expenses
Amortization		1,430		-		1,430
Travel/Hospitality		2,656		-		2,656
Office and administration		2,894		483		3,745
Organizational costs		-		-		880
Professional fees		10,836		7,500		24,086
Marketing		11,976		-		11,976
Telecom and website hosting		-		-		-
		29,792		7,983		44,773

Net Loss from Operations		(29,792)		(7,983)		(44,773)

Other Income
Interest income		-		248		358

Net Loss for the Period		$(29,792)		$(7,735)		$(44,415)

Basic and Diluted Loss per Share	$	nil	$	nil	$	nil

Weighted Average Number of Shares Outstanding		70,072,826		62,700,000		54,410,526

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION, NOVEMBER 9, 2004 TO OCTOBER 31, 2006

(unaudited)

		Six month period ended October 31, 2006	Six month period ended October 31, 2005	Cumulative amounts from November 09, 2004 (Date of Inception) to October 31, 2006

Cash Flows from Operating Activities
Net loss for the period	`	(29,792)	$(7,735)	$(44,415)

Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities
Amortization		1,430	-	1,430
Inventory		-	-	-
Accounts payable and accrued liabilities		(716)	173	4,370
Net Cash (used in) Operating Activities		(29,078)	(7,562)	(38,615)

Cash Flows from Investing Activity
Additions to capital assets		(20,116)	-	(20,116)
Additions to intangibles		-	-	-
Net Cash (used in) Investing Activities		(20,116)	-	(20,116)

Cash Flows from Financing Activity
Issuance of common shares		60,000	-	84,000
Net Cash provided by Financing Activities		60,000	-	84,000

Increase (Decrease) in Cash during the Period		10,806	(7,562)	25,269

Cash, Beginning of Period		14,463	23,911	-

Cash, End Of Period		$25,269	$16,349	$25,269
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest		$-	$-	$-
Income taxes		-	-	-

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

OCTOBER 31, 2006

(unaudited)

			DEFICIT
CAPITAL STOCK			ACCUMULATED
		ADDITIONAL	DURING THE
		PAID-IN	DEVELOPMENT
SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Nov. 09, 2004 – Shares issued for cash at $0.00005	19,000,000	$1,000	$-	$-	$1,000
April 16, 2004 – Shares issued for cash at $0.00053	43,700,000	23,000	-	-	23,000

Net loss for the year	-	-	-	(1,969)	(1,969)

Balance, April 30, 2005	62,700,000	24,000	-	(1,969)	22,031

Net loss for the year	-	-	-	(12,654)	(12,654)

Balance, April 30, 2006	62,700,000	24,000	-	(14,623)	9,377

July 5, 2006 – Shares issued for cash at $0..00526	11,400,000	50,100	9,900	-	60,000

Net loss for the period	-	-	-	(29,792)	(29,792)

Balance, October 31, 2006	74,100,000	$74,100	$9,900	$(44,415)	$39,585

Olympic Weddings International, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

October 31, 2006

(Unaudited)

Note 1

Unaudited Statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited April 30, 2006 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the Company’ audited financial statements for the year ended April 30, 2006, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-KSB.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The information as of April 30, 2006 is taken from the audited financial statements of that date.

Note 2

Nature and Continuance of Operations

a)

Organization

The Company was incorporated in the State of Nevada, United States of America on November 09, 2004.  The Company’s year-end is April 30th.

On October 30, 2006, the Board of Directors authorized a 19-for-1 stock split of the Company’s $0.001 par value common stock.  As a result of the split, 70,200,000 additional shares were issued and capital and additional paid-in capital were adjusted accordingly.  All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the stock split.

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

c)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At October 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

A summary of the estimated useful lives follows:

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

k)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At October 31, 2006, the Company had

$11,984.46 US Funds in deposit in a business bank account which are not insured and US equivalent $14,913.87 in Canadian funds in a business bank account which are insured by a Federal Government agency.

l)

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

m)

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

There were various other accounting standards and interpretations issued during 2005 and 2004, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

n)

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

On November 09, 2004, the Company issued 19,000,000 post split shares of common stock at a price of $0.00005 for cash totalling $1,000.

On April 26, 2005 the Company issued 43,700,000 post split shares of common stock at a price of $0.00053 for cash totalling $23,000.

On July 5, 2006 the Company issued 11,400,000 post split shares of common stock at a price of $0.00526 for cash totalling $60,000.

On October 30, 2006, the Board of Directors authorized a 19 for 1 stock split of the Company’s $0.001 par value common stock.  As a result of the split, 70,200,000 additional shares were issued and capital and additional paid-in capital were adjusted accordingly.  All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the stock split.

Note 6

Income Taxes

The Company is subject to foreign and domestic income taxes.  The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.  Net operating loss carry forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
April 30, 2005	1,969	2025	492	(492)	(492)	—
April 30, 2006	14,623	2026	3,656	(3,656)	(3,164)	—
October 31, 2006	44,415	2027	11,104	(11,104)	(7,448)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(25%)
Deferred income tax valuation allowance	25%
Actual tax rate	0%

Note 7

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

On May 10, 2006 our Registration Statement on Form SB-2 was declared effective, and on July 5, 2006, we completed a maximum offering of a maximum of 600,000 pre-split common shares at a price of $0.10 per share (post split price of $0.00526 per share).  On October 6, 2006 we obtained regulatory approval to post our common shares for trading on the OTC/BB under the trading symbol “OWED”.  On October 30, 2006 we affected a 19-for-1 forward split on our outstanding common shares.  Common stockholders of record on October 25, 2006, were given 18 additional common shares for each common share held.  As a result, there were 74,100,000 common shares outstanding.  See below ITEM 4, “SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS”.

We currently have no revenue from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in the two fiscal year periods since inception of our operations in November, 2004. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

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

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; our Quarterly Report on Form 10-QSB filed on September 14, 2006 and our Annual Report on Form 10-KSB filed on August 4, 2006.

Our continuing operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll-out our business plan. If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We are a development stage company with no operations, no revenue, no financial backing and few assets. How long we can continue to satisfy our cash requirements, and whether we will require additional funding for the next twelve months from the date hereof is dependent on how quickly our company can generate revenue to cover our ongoing expenses.  We do not have any full-time employees at the present time.  We intend to operate with very limited administrative support, and our current officers and directors will continue to be responsible for all planning, developing and operational duties, without compensation, for at least the next year of operations.  This will enable us to preserve capital during the early stages of company development.

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

Milestones

Our first priority is to promote our products and services to various travel agencies, potential customers and interested business individuals.  We will include direct marketing as well as local newspaper advertising directed to specific demographics.  Our primary mediums will be bridal/tourism magazines and wedding shows.

Mr. Sheppard, the President of Olympic, has just returned from an exploratory trip to the British Isles which has resulted in having developed a relationship with an event planner as well as other suppliers in England.  We have just learned that the laws have changed in England which will now allow weddings to be held in venues other than venues owned by the Church of England.  The 2012 Olympics will be hosted in London.  We hope to have an established market leading up to this event.

Mr. Sheppard has also met with a contact from Japan to promote sales in the Japanese market.  The next step will be for a company representative to meet in Japan with local suppliers.  This is planned for the next quarter.

In this last quarter, we have

-

Contacted wedding planners in England, Athens, Sydney and Beijing

-

Contacted the tourist bureaus in England, Athens, Sydney and Beijing;

-

Established contact with a party in Japan to promote interest in the Japanese market

-

Traveled to England to contact local planners;

-

Established relationships with event planners in the British Isles;

-

Arranged for the Company website development;

-

Began development of a Company e-brochure;

-

Designed a layout for a Company CD Rom;

-

Began setting itineraries for attending weddings shows;

-

Began making contacts to advertise in wedding magazines and other selected publications;

-

Began the design for a portable display;

-

Met with experts to decide on special interest mailing list marketing strategies; and

-

Met with industry experts to determine how to generate traffic to the Company website.

Construction of the Company website has begun – services and products still need to be clearly defined.  Our web address is: www.myolympicwedding.com.  Development and final production of our e-brochure and CD ROM is expected before the end of this next quarter.

We will be joining local wedding industry and travel associations in order to maintain contacts in the business community as well as to stay well informed about bridal issues and trends within the wedding/travel marketplace.  During this quarter, our officers of the Issuer have attended a number of wedding shows in British Columbia to begin promoting products and services.  In addition, we have contacted a number of travel agencies to begin establishing pricing and product availability.

At the wedding shows, we will highlight the uniqueness of a destination wedding at an Olympic host city.  Our presentation will be used to promote the idea of getting married at a location that embodies the essential ingredients of a healthy marriage, a destination that celebrates passion, teamwork and commitment, a venue where those winning characteristics have been honored with a gold medal.  We expect to attend the first of these shows early in 2007, with anticipated costs of $5,000.  We expect to have our portable display ready for use at these shows.

Attendees will be able to pick up our CD ROM, ask questions regarding our destinations and services, and be able to book their “Olympic Wedding” directly from us at our wedding show display.  Our portable display will be simple and cost effective to transport and set up requiring little more than a banner, laptop, and projection unit. The portable displays will be set up at wedding shows in order to market our wedding related services to potential clients.  The display will have credit card point of sale (POS) facilities for processing credit card payments from both in-person sales as well as Internet purchases.

We plan to participate in special interest mailing lists to gain visibility among targeted audiences as well as generate traffic for our website. Special interest mailing lists are not direct lists, but instead are similar to e-mail newsletters or on-going dialogues dedicated to special interests. E-mail messages would be sent to specific targeted mailing lists. Olympic also plans to participate in industry related newsgroups to gain visibility and develop relationships with targeted markets. (An internet newsgroup is a place on the internet where groups and people post and read messages on a particular topic.)

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

Expenditures

The following table indicates over the next 6 months our use of proceeds realized from our public offering of 11,400,000 post-split shares for $60,000, closed on July 5, 2006:

Expenses Marketing and Promotion Travel and Hospitality Miscellaneous Administrations Expenses Total	4,144 5,272 3,001 $ 12,417

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

We do not anticipate making any major purchases of capital assets or conducting any research and development in the next six months.  Our current corporate employee count is expected to remain the same for the next 6 months.

We believe we have sufficient cash resources to satisfy our needs over the next 6 months. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.  Currently, an equity financing, if possible, could only realize limited funding since we currently have only 900,000 shares available from our total number of authorized shares of common stock.

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

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 10, 2006 our Registration Statement on Form SB-2 was declared effective, and on July 5, 2006, we completed a maximum offering of a maximum of 600,000 pre-split shares of common stock at a price of $0.10 per share.  On October 6, 2006 we obtained regulatory approval to post our common shares for trading on the OTC/BB under the trading symbol “OWED”.  On October 30, 2006 we affected a 19-for-1 forward split on our outstanding common shares.  Shareholders of record as of October 25, 2006, were given 18 additional shares for each share of common stock held.  As a result, there were 74,100,000 common shares of common stock issued and outstanding subsequent to the forward split.

The following table notes the use of proceeds for actual expenses incurred from May 10, 2006, to October 31, 2006 in connection with the issuance and distribution of the securities:

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer Agent	$ 0	$ 1,195
	$ 0	$ 1,195

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering.  Net proceeds to our company from the offering was $60,000.

The following table notes the use of proceeds for actual expenses incurred for our account from May 10, 2006 to October 31, 2006.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Marketing and Promotions	$ 0	$ 17,856
Travel & Hospitality	$2,656	$ 0
Office Furniture and Equipment	$ 0	$ 8,407
Legal and Accounting	$ 0	$ 10,836
Website, Hosting and Telecom	$ 0	$ 5,829
Miscellaneous Administration	$ 0	$ 1,999
	$2,656	$ 44,927

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated by reference herein. See also Item 2 “Plan of Operation”.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 17, 2006, our Company’s Board of Directors approved a 19-for-1 forward split of our issued and outstanding common shares. The Board advised it was in the best interests of the Company to proceed with the forward split, to provide for greater liquidity in the public market and in the trading of our common shares.

The approval of a majority of the issued and outstanding shares of common stock was required to affect the forward split. Our officers and directors, holding 3,300,000 common shares, or 84.62% of our issued and outstanding common shares, executed a written consent approving the action. No meeting of our stockholders was held.  Stockholders of record on October 25, 2006, received 18 additional common shares for each common share held.  These shares were issued on October 30, 2006.

Subsequent to the forward split, there were 74,100,000 issued and outstanding common shares.

ITEM 5.

OTHER INFORMATION

None.

ITEM  6.

EXHIBITS

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

Bylaws*

31.1

Section 302 Certification – Chief Executive Officer

31.2

Section 302 Certification – Chief Financial Officer

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

*

Incorporated by reference

to our SB2 Registration Statement Amendment 5 filed on April 21, 2006, SEC File Number 333-128614.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December, 2006.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

Date: December 14, 2006

By: /s/ Brent Sheppard

Name: Brent Sheppard

Title: President/CEO, principal executive officer

Date: December 14, 2006

By: /s/ Patrick Wallace

Name: Patrick Wallace

Title: Chief Financial Officer, principal financial officer and principal accounting officer