Form 10QSB
period 2007-01-31
OLYMPIC WEDDINGS INTERNATIONAL INC
filed 2007-03-16
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended January 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	to

Commission File Number 333-128614
OLYMPIC WEDDINGS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

	Nevada	98-0434357
State or other jurisdiction of incorporation or organization		(I.R.S. Employer Identification No.)

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

Number of shares outstanding of the registrant’s class of common stock as of March 14, 2007: 74,100,000
Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001
The Company recorded US $nil revenue for the quarter ended January 31, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OLYMPIC WEDDINGS INTERNATIONAL, INC.
(A Development Stage Company)
INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2007

Page
Financial Statements:
Balance Sheets	F-2
Statements of Operations	F-3 to F-4
Statements of Cash Flows	F-5
Statement of Stockholders’ Equity	F-6
Notes to Interim Financial Statements	F-7 to F-12

OLYMPIC WEDDINGS INTERNATIONAL, INC
(A Development Stage Company)

INTERIM BALANCE SHEETS

	January 31,	April 30,
	2007	2006
	(Unaudited)	(See Note 1)

ASSETS

Current
Cash	$ 17,060	$ 14,463
Total Current Assets	17,060	14,463

Computer Equipment, net of depreciation of $1,093	5,465	-
Office Furniture, net of depreciation of $773	6,956	-
Website Development Costs, net of amortization of $982	4,847	-

TOTAL ASSETS	$ 34,328	$ 14,463

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$ 500	$ 2,086
Accrued liabilities	1,850	3,000
Total current liabilities	2,350	5,086

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
74,100,000 and 62,700,000 common shares as of October 31, 2006	74,100	24,000
and April 30, 2006, respectively
Additional paid-in capital	9,900	-
Accumulated comprehensive (loss)	(1,593)	-

Deficit Accumulated During the Development Stage	(50,429)	(14,623)
	31,978	9,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 34,328	$ 14,463

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, NOVEMBER 9, 2004 TO JANUARY 31, 2007
(Unaudited)

	Three-month	Three-month period
	period ending	ending
	January 31, 2007	January 31, 2006

Revenue	$ -	$ -

Expenses
Amortization	1,419	-
Travel/Hospitality	-	-
Office and administration	2,191	124
Organizational costs	-	-
Professional fees	2,404	50
Marketing	-	-
	6,014	174

Net Loss from Operations	(6,014)	(174)

Other Income
Interest income	-	110

Net Loss for the Period	$ (6,014)	$ (64)

Basic and Diluted Loss per	$ nil	$ nil
Share

Weighted Average Number of	74,100,000	62,700,000
Shares Outstanding

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, NOVEMBER 9, 2004 TO JANUARY 31, 2007
(Unaudited)

			Cumulative
	Nine-month	Nine-month	amounts from
	period	period	November 09,
	ending	ending	2004 (Date of
	January 31,	January 31,	Inception) to
	2007	2006	January 31, 2007

Revenue	$ -	$ -	$ -

Expenses
Amortization	2,848	-	2,848
Travel/Hospitality	2,656	-	2,656
Office and administration	5,085	606	5,936
Organizational costs	-	-	880
Professional fees	13,240	7,550	26,490
Marketing	11,977	-	11,977
	35,806	8,156	50,787

Net Loss from Operations	(35,806)	(8,156)	(50,787)

Other Income
Interest income	-	358	358

Net Loss for the Period	$ (35,806)	$ (7,798)	$ (50,429)

Basic and Diluted Loss per	$ nil	$ nil	$ nil
Share

Weighted Average Number of	74,415,217	62,700,000	57,192,727
Shares Outstanding

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC. (A Development Stage Company) INTERIM STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION, NOVEMBER 9, 2004 TO JANUARY 31, 2007
(unaudited)

	Nine month period ended	Nine month period ended	Cumulative amounts from November 09,
	January 31, 2007	January 31, 2006	2004 (Date of Inception) to January 31, 2007
Cash Flows from Operating Activities
Net loss for the period	$ (35,806)	$ (7,798)	$ (50,429)
Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities
Amortization	2,848	-	2,848
Accounts payable and accrued liabilities	(2,736)	(830)	2,350
Net Cash (used in) Operating
Activities	(35,694)	(8,628)	(45,231)
Cash Flows from Investing Activity
Additions to capital assets Additions to intangibles	(20,116)	-	(20,116)
	-	-	-
Net Cash (used in) Investing Activities	(20,116)	-	(20,116)
Cash Flows from Financing Activity
Issuance of common shares	60,000	-	84,000
Foreign currency translation adjustment	(1,593)	-	(1,593)

Net Cash provided by Financing Activities	58,407	-	82,407
Increase (Decrease) in Cash during
the Period	2,597	(8,628)	17,060
Cash, Beginning of Period	14,463	23,911	-

Cash, End Of Period	$ 17,060	$ 15,283	$ 17,060
Supplemental Disclosure of Cash
Flow Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

OLYMPIC WEDDINGS INTERNATIONAL, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

JANUARY 31, 2007
(unaudited)

				DEFICIT
		CAPITAL STOCK		ACCUMULATED	ACCUMULATED

			ADDITIONAL	DURING THE	COMPRE-
			PAID-IN	DEVELOPMENT	HENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME (LOSS)	TOTAL

November 9, 2004 –
Shares issued for	19,000,000	$ 1,000	$ -	$ -	$ -	$ 1,000
cash at $0.00005
April 16, 2005 –
Shares issued for	43,700,000	23,000	-	-	-	23,000
cash at $0.00053

Net loss for the	-	-	-	(1,969)	-	(1,969)
period

Balance, April 30,	62,700,000	24,000	-	(1,969)	-	22,031
2005

Net loss for the year	-	-	-	(12,654)	-	(12,654)

Balance, April 30,	62,700,000	24,000	-	(14,623)	-	9,377
2006

July 5, 2006 – Shares
issued for cash at	11,400,000	50,100	9,900	-	-	60,000
$0.00526

Foreign currency
translation adjustment	-	-	-	-	(1,593)	(1,593)

Net loss for the	-	-	-	(35,806)	-	(35,806)
period

Balance, January 31,	74,100,000	$ 74,100	$ 9,900	$ (50,429)	$ (1,593)	$ 31,978
2007

The accompanying notes are an integral part of these statements.

Olympic Weddings International, Inc. (A Development Stage Company) Notes to Interim Financial Statements

January 31, 2007 (Unaudited)

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

January 31, 2007 (Unaudited)

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

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)	Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

January 31, 2007 (Unaudited)

delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

f)	Foreign Currency Translations

The Company’s uses the Canadian dollar and the U.S. dollar as its functional currency. The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

	i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

	ii)	Non-monetary assets and liabilities, and equity at historical rates; and

	iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

	i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date;

	ii)	Equity at historical rates; and

	iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss.

g)	Comprehensive Income (Loss)

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

h)	Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

i)	Cash and Cash Equivalents

Olympic Weddings International, Inc. (A Development Stage Company) Notes to Interim Financial Statements

January 31, 2007 (Unaudited)

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

j)	Furniture and equipment

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

k)	Website Development Costs

Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company’s website are capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three (3) years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

l)	Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At January 31, 2007, the Company had $4,413.05 US Funds in deposit in a business bank account which are not insured and US equivalent $12,647.40 in Canadian funds in a business bank account which are insured by a Federal Government agency.

m)	Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

n)	Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

o)	Other

The Company consists of one reportable business segment.

Olympic Weddings International, Inc. (A Development Stage Company) Notes to Interim Financial Statements

January 31, 2007 (Unaudited)

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

On November 09, 2004, the Company issued 19,000,000 post split shares of common stock for cash totalling $1,000.

On April 26, 2005 the Company issued 43,700,000 post split shares of common stock for cash totalling $23,000

On July 5, 2006 the Company issued 11,400,000 post split shares of common stock for cash totalling $60,000

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

January 31, 2007 (Unaudited)

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

			Estimated Tax		Change in	Net
	Estimated NOL	NOL	Benefit from	Valuation	Valuation	Tax
Period Ending	Carry forward	Expires	NOL	Allowance	Allowance	Benefit

April 30, 2005	1,969	2025	492	(492)	(492)	—
April 30, 2006	14,623	2026	3,656	(3,656)	(3,164)	—
January 31, 2007	50,429	2027	12,607	(12,607)	(8,951)	—

	Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as
	follows:

	Income tax benefit at statutory rate resulting from net operating
	loss carry forward	(25%)
	Deferred income tax valuation allowance	25%

	Actual tax rate	0%

Note 7	Related Party Transactions

	The Company uses the offices of its President for its minimal office facility needs for no
	consideration. No provision for these costs has been provided since it has been determined
	that they are immaterial.

Item 2. Management’s Plan of Operation

Olympic Weddings International, Inc. (“Olympic” or the “Company”) was incorporated on November 9, 2004, in the State of Nevada, U.S.A. The principal executive offices of the Company are located at 1453 Johnston Road, #71510, White Rock, British Columbia, Canada, V4B 5J5. Our telephone number is (604) 506-8991. The Company is qualified to do business in the Province of British Columbia, Canada pursuant to being extra-provincially registered.

On May 10, 2006 our Registration Statement on Form SB-2 was declared effective, and on July 5, 2006, we completed a maximum offering of a maximum of 600,000 common shares at a price of $0.10 per share (post split price of $0.00526 per share). On October 6, we obtained regulatory approval to post our common shares for trading on the OTC/BB under the trading symbol “OWED”. On October 30, 2006 we affected a 19-for-1 forward split on our outstanding common shares. Common stockholders of record on October 25, 2006, were given eighteen (18) additional common shares for each common share held. As a result, there were 74,100,000 common shares outstanding.

We currently have no revenue from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in the two (2) fiscal year periods since inception of our operations in November 2004. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

We are in the process of establishing ourselves as a company to provide personally-guided travel tour wedding packages to be held at locations where the Olympic Games have been held. Olympic will source destination venues and add to the travel experience by combining guides and wedding planners that are able to provide an informative and educational background while planning and preparing for a wedding ceremony for the bride, the groom and their guests.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; our Quarterly Report on Form 10-QSB filed on December 15, 2006; our Quarterly Report on Form 10-QSB filed on September 14, 2006 and our Annual Report on Form 10-KSB filed on August 4, 2006.

Our continuing operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to complete the roll-out of our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

The company has limited operations, no revenue, limited financial backing and few assets. How long we can continue to satisfy our cash requirements, and whether we will require additional funding for the next twelve (12) months from the date hereof is dependent on how quickly our company can generate revenue to cover our ongoing expenses. We do not have any full-time employees at the present time. We are operating with very limited administrative support, and our current officers and directors will continue to be responsible for all planning, developing and operational duties, without compensation, for at least the first year of operations.

Olympic is a service-oriented firm that intends to profit by integrating travel with weddings. We offer to couples getting married, or those wanting to renew wedding vows, the opportunity of a wedding ceremony at a destination that has currently hosted, or will be hosting an Olympic event. Our company serves as the marketer of the destination and the wedding packages. The on-site wedding planners have the responsibility of arranging the details of the couples wedding at the chosen venue. We also act as a liaison for the on-site wedding planner who also handles all the wedding related details for the couple.

Milestones

We are continuing to promote our products and services to various travel agencies, potential customers and interested business individuals. We have begun direct marketing using local newspaper advertising directed to specific demographics. Our primary mediums are bridal/tourism magazines and wedding shows.

The President of Olympic, Mr. Brent Sheppard is continuing to develop relationships with event planners as well as other suppliers of wedding related products in the British Isles. The laws have changed in England which will now allow weddings to be held in venues other than venues owned by the Church of England. The 2012 Olympics will be hosted in London. We hope to have an established market leading up to this event.

Mr. Sheppard has also continued to develop contacts in Japan to promote sales in the Japanese market. The next step will be for a company representative to meet in Japan with local suppliers.

In this last quarter, we have

  Contacted and are developing relationships with wedding planners in England, Athens, Sydney and Beijing
  Continued to build relationships with the tourist bureau in these same locations.
  Continued to work with our contact in Japan to promote interest in Japanese market
  Continued the website development
  Continued development of an e-brochure
  Began attending wedding shows
  Continued contacting wedding magazines and other selected publications to develop a marketing strategy

Construction of our website has continued – services and products still need to be clearly defined. Our web address is: www.myolympicwedding.com. Development and final production of our e-brochure and CD ROM is expected in April 2007.

We will be joining local wedding industry and travel associations in order to maintain contacts in the business community as well as to stay well informed about bridal issues and trends within the wedding/travel marketplace. During this quarter, our officers have attended a number of wedding shows in British Columbia to begin promoting products and services.

At the wedding shows, we highlight the uniqueness of a destination wedding at an Olympic host city. Our presentation is used to promote the idea of getting married at a location that embodies the essential ingredients of a healthy marriage, a destination that celebrates passion, teamwork and commitment, a venue where those winning characteristics have been honored with a gold medal. We expect to continue to attend these shows throughout 2007.

Expenditures

The following table indicates our use of proceeds from the recently closed offering over the next three (3) months:

Expenses
Marketing and Promotion	4,144
Travel and Hospitality	2,696
Miscellaneous Administrations Expenses	2,671
Total	$ 9,511

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

Travel and Hospitality: This expense will be incurred in setting up international contacts in the targeted cities. We will need to travel to and participate in wedding shows and establish our presence in the wedding industry to promote our product at a consumer level.

Miscellaneous Administration Expenses: This expense refers to any miscellaneous costs that have not been otherwise listed - such as bank service charges and sundry items.

We do not anticipate making any major purchases of capital assets or conducting any research and development in the next six (6) months. Our current corporate employee count is expected to remain the same for the next three (3) months.

We believe we have sufficient cash resources to satisfy our needs over the next three (3) months. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

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

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There have not been any changes in our securities since filing our last Quarterly Report Form 10QSB for the quarter ended October 31, 2006, as filed on December 15, 2006.

As previously reported, on May 10, 2006 our Registration Statement on Form SB-2 was declared effective, and on July 5, 2006, we completed a maximum offering of a maximum of 600,000 common shares at a price of $0.10 per share. On October 6, we obtained regulatory approval to post our common shares for trading on the OTC/BB under the trading symbol “OWED”. On October 30, 2006 we affected a 19-for-1 forward split on our outstanding common shares. Common stockholders of record on October 25, 2006, were given eighteen (18) additional common shares for each common share held. As a result, there were 74,100,000 common shares outstanding subsequent to the forward split.

The following table notes the use of proceeds for actual expenses incurred from May 10, 2006 to January 31, 2007 in connection with the issuance and distribution of the securities:

Expenses	Amount of direct or indirect	Amount of direct or indirect
	payments to directors, officers,	payments to others
general partners, 10%
shareholders or affiliates of the
Issuer

Transfer Agent	$ 0	$ 3,841

	$ 0	$ 3,841

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering. Net proceeds to our company from the offering were $60,000.

The following table notes the use of proceeds for actual expenses incurred for our account from May 10, 2006 to January 31, 2007.

Expenses	Amount of direct or indirect	Amount of direct or indirect
	payments to directors, officers,	payments to others
general partners, 10%
shareholders or affiliates of the
Issuer

Marketing and Promotions	$ 0	$ 17,857

Travel & Hospitality	$2,656	$ 0

Office Furniture and Equipment	$ 0	$ 8,407

Legal and Accounting	$ 0	$ 13,240

Website, Hosting and Telecom	$ 0	$ 5,829

Miscellaneous Administration	$ 0	$ 2,500

	$2,656	$ 47,833

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein. See also Item 2 “Plan of Operation”.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Previously reported.

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

* Incorporated by reference to our SB2 Registration Statement Amendment 5 filed on April 21, 2006, SEC

File Number 333-128614.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2007.

OLYMPIC WEDDINGS INTERNATIONAL, INC.

Date: March 16, 2007

By: /s/ Brent Sheppard

Name: Brent Sheppard Title: President/CEO, principal executive officer

Date March 16, 2007

By: /s/ Patrick Wallace

Name: Patrick Wallace

Title: Chief Financial Officer, principal financial officer and principal accounting officer