Form 10KSB
period 2007-04-30
CornerWorld Corp
filed 2007-08-14
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-128614

     CORNERWORLD CORPORATION
(formerly Olympic Weddings International, Inc.)

(Exact name of registrant as specified in its charter)

NEVADA 98-0441869
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

12222 Merit Drive, Suite 120, Dallas, Texas 75251 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (604) 506-8991

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None Securities registered under Section 12(g) of the Exchange Act:	Name of each exchange on which registered None

Common Stock, $0.001 Par Value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes__No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___X____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X__

Net revenues for its most recent fiscal year: $nil

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of July 9, 2007: $60,000

Number of common voting shares outstanding as of July 9, 2007: 74,100,000

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

Transitional Small Business Disclosure Format (Check one): _________Yes     __________No

     DOCUMENTS INCORPORATED BY REFERENCE – SB2 Registration Statement Amendment 5 filed on April 21, 2006, SEC File Number 333-128614; Form 8-K filed on May 30, 2007; Form 8-K Amendment No. 1 filed on August 14, 2007; Form 10-QSB filed on March 16, 2007; Form 10-QSB filed on December 15, 2006; Form 10-QSB filed on September 14, 2006; and as described in this Form 10-KSB annual report.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

CornerWorld Corporation (hereinafter referred to as “CornerWorld”, “we” “our” or “us”) was incorporated as Olympic Weddings International, Inc. on November 9, 2004, in the State of Nevada, U.S.A. Effective May 2007, we changed our name to CornerWorld Corporation. Our principal executive offices are located at 12222 Merit Drive, Suite 120, Dallas, Texas 75251. Our telephone number is (604) 506-8991. We are qualified to do business in the Province of British Columbia, Canada pursuant to being extra-provincially registered. Our fiscal year-end is April 30.

We are in the process of establishing ourselves as a company that will provide personally-guided travel tour wedding packages to be held at locations where the Olympic Games have been held. We source destination venues and add to the travel experience by combining guides and wedding planners that are able to provide an informative and educational background while planning and preparing for a wedding ceremony for the bride, the groom and their guests. We have no full-time employees at the present time. Our officers are responsible for all planning, developing and operational duties. They will continue to do so for the foreseeable future, which may restrict the growth of our company during the early stages.

We are in an early development stage of operations. We have not had any revenues or operations and we have few assets. Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. We have never declared bankruptcy, been in receivership, or been involved in any legal action or proceedings.

Principal Products and Services

We are offering a destination wedding tour package. The destination will be a historic Olympic site or venue. The Olympic theme wedding travel package to Olympic Games venues and sites will include an on-site wedding planner.

We intend to offer Olympic Weddings at the following Olympic locations:

Five (5) Summer Olympic venues: Barcelona, Atlanta, Sydney, Athens and Beijing
Five (5) Winter Olympic venues: Lillehammer, Nagano, Salt Lake City, Torino and Vancouver/Whistler

We are a service-oriented firm that intends to profit from integrating travel with weddings. We will endeavor to offer couples getting married, or those wanting to renew wedding vows, the opportunity of a wedding ceremony at a destination that has currently hosted, or will be hosting, an Olympic event. We will seek out and provide wedding officiates and planners who can integrate into the ceremony, an Olympic theme.

The service of a “Professional Wedding Planner” at each venue will be a key factor in guaranteeing customer satisfaction. This individual/group will be under contract with CornerWorld. This will require the scouting and possible training of a wedding service provider at each of the Olympic sites offered. This individual/team will assemble and provide a variety of “Wedding Packages” from the very basic wedding to an elaborate five (5) star event.

We will serve as the marketer of the destination and wedding packages. The on-site wedding planner will have the responsibility of arranging the details of the couples wedding at the chosen venue. We will also act as a liaison for the on-site wedding planner who will handle all the wedding related details for the couple, with online planning and a hands-on approach for the couple.

We intend to design and create private label tours and tour packages to Olympic destinations and then market the tour packages to the national and international retail travel industry. Our plan involves developing relationships with major international and domestic carriers and tour companies offering a variety of programs, thereby connecting business traffic with international markets.

The Market

We intend to initially target what we believe are the two (2) most active wedding markets - Japan and North America. Based on research including informal internet searches conducted by management, our management believes that these are the two (2) most active wedding markets. The following details were noted:

1. 2.	Japan: 800,000 Japanese brides spending approximately $50 billion (US Dollars)
North America: 2.35 million weddings annually, spending approximately $60 billion (US dollars)
NOTE: These figures are for weddings only and do not include any money spent on the honeymoon or similar items.

In Japan, the average wedding runs on a budget of $70,000 - $90,000 dollars. This is due largely to the culture and inherent effects of Shinto, the national religion. A traditional Shinto wedding consists of seven (7) ceremonies or steps, with each one requiring a different wedding dress. Additionally, the family generally must invite all their acquaintances and present each guest with a substantial gift. These factors can escalate the costs substantially. As a result, many Japanese couples opt for a less expensive civil service and then choose a destination wedding for a fraction of the cost of the traditional Japanese/Shinto ceremony. On average, they will spend $8,000-$10,000 dollars on such a wedding, and many times the couple’s family will travel with them.

We believe our North American customers come from three (3) different groups within the wedding marketplace.

1.	Couples getting married for the first time

Based on informal internet searches conducted by our management, the median age in Canada of a first-time groom is 30.2 years and the average age of first-time brides is 28.2 years. In 2005, couples were getting married later in life than they did in the past. Consequently, when couples are married, they are usually well into their careers, have a solid fixed dual-income and often have purchased homes together. Our management believes that that these individuals present an excellent target market because they can both afford a wedding and travel.

2.	Divorced individuals getting remarried

Divorced couples have usually already participated in the traditional wedding experience and often elect to do it differently the next time. They are usually in their late forties or early fifties and are more financially secure and have more disposable income available for a destination wedding and honeymoon combination. These individuals often want to make their second wedding different and special.

3.	Couples celebrating an anniversary by renewing their wedding vows

More and more couples want to celebrate those benchmark moments in their marriage journey by renewing their vows in a wedding ceremony. They usually have children and sometimes even grandchildren that they want to and can afford to take with them, so the idea of a destination wedding and holiday is very appealing and therefore a sellable commodity. Our management believes that this market segment is growing at a high rate.

Competition and Competitive Strategy

There are a few Japanese companies and several American companies capitalizing on destination weddings; however, to our knowledge, none of these companies are targeting Olympic venues as a destination. Companies that may provide components of the services that we will provide, including wedding planners and travel agencies, may be contacted in an endeavor to enhance our packages by offering options for our clients. Watabe is a company based in Japan offering wedding destinations to international sites. Their service includes the flight plans and accommodations. They have on-site wedding planners that coordinate factors pertinent to the wedding, including the chapel, minister and photographer. They also make available wedding gowns and tuxedoes. Their Vancouver office serves many Japanese couples each year. Although Mr. Sheppard provided his chaplaincy services to this company from 1994 through 1998, he does not have a non-competition agreement or any obligations to this company. To our knowledge, this company has not protected any aspects of its business model, and thus, our operations will not violate any of their rights.

We will be offering similar services with a focus specifically on the theme of the Olympic Games. Our management has formed an opinion based on their experience that the Japanese and North American cultures consider Olympic Game locations as being somewhat sacred because of what the Olympics represent. We believe that this focus on Olympic venues will give us a competitive advantage over other companies offering wedding services.

Dependence on One or a Few Major Customers

As our products and services will be marketed to a volume of individuals, we will not be dependent on one or a few major customers.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

There are no inherent factors or circumstances associated with this industry, or any of the products or services that we plan to provide that would give cause for any patent, trademark or license infringements or violations. We have also not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Existing or Probable Government Regulations

In regards to both the retail and the customer service parts of our business, the major area for government control or need for government approval involves business licensing. We will take all reasonable precautions to ensure that our on-site wedding planners have the necessary business license(s) and are members in good standing with their local regulators.

All of the products being offered for sale will be purchased from reputable wholesale distributors and manufactures and will carry the necessary government and industry standard approvals. We do not intend to sell products or services that are restricted in Canada or the United States.

Other than the licensing requirements discussed above, there are no other types of government regulations existing nor are we aware of any such regulations being contemplated that adversely affect our ability to operate.

Research and Development Activities and Costs

Our directors and officers have undertaken limited research and investigation to date regarding the market need for destination weddings at historic Olympic venues. We have not incurred any costs related to research and development and we have no plans to undertake any such activities.

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

Our President and members of our Board of Directors (“Board”) presently devote only a portion of their time to the operation of our business.

Risk Related to our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or those that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

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

We May Require Significant Additional Financing Before Our Products May Be Marketed And Sold Successfully And Profitably.

We have only raised $60,000 which was sufficient to fund our operations for the last twelve (12) months. Accordingly, our ability to sell our products and services to potential customers will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. We have limited financial resources, and to date, have no cash flow from operations. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

Our Inability To Offer Certain Olympic Venues Due To Government Restrictions May Affect Our Ability To Survive And Continue As A Going Concern.

Presently, we are targeting Olympic venues that are readily accessible. Although we will continue to source acceptable venues, the chosen sites may become restricted due to the changing political climate in the host countries. If we require certain venues that prove to be unavailable, we may not be able to fulfill our obligations. Failure to fulfill contracted obligations may result in serious financial costs which may have a serious effect on our ability to survive.

Our Inability To Engage Wedding Planners At Olympic Venues May Affect Our Ability To Survive And Continue As A Going Concern.

We anticipate that wedding planners at the chosen host cities will be available to fulfill the necessary planning activities. If we are unable to find acceptable wedding planners in some or all of the chosen Olympic sites, we will not be able to offer those chosen sites. Failure to use these sites may result in lost revenues which may have a serious effect on our ability to survive.

Inability Of Our Officers And Directors To Devote Sufficient Time To Our Operations May Limit Our Success.

Presently, our officers and directors allocate only a portion of their time to the operation of our business.

If we require more time for operations than anticipated, or if our business develops faster than anticipated, our officers and directors may not be able to devote sufficient time to our operations to ensure that we can continue as a going concern. Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of our business.

Our Independent Auditors’ Report States That There Is A Substantial Doubt That We Will Be Able To Continue As A Going Concern.

Our independent auditors, Schumacher & Associates, Inc. Certified Public Accountants, state in their audit report, that because we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

Our Management Currently Controls Us, And Thus, You Will Most Likely Not Be Able To Influence Our Control Through Elections To Our Board Of Directors.

Our management collectively owns more than eighty-five percent (85%) of our total issued and outstanding shares of common stock. Therefore, our management will continue to retain control of us.

ITEM 2.

DESCRIPTION OF PROPERTIES.

We do not own any property, real or otherwise. Our administrative affairs are currently conducted from the office located in the home of our President, at no cost to us.

We do not have any manufacturing plants and have minimal equipment for the operation of our business.

We do not have any investments or interests in any real estate.

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not yet held our annual shareholders’ meeting or submitted any matters to a vote of shareholders during the fiscal year to which this Annual Report pertains.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

(a)      Market Information

Our shares of common stock, par value $0.001 per share, are quoted on the Over-the-Counter Bulletin Board (“OTC.BB”) under the symbol “OWED”.

The following table sets forth the high and low sales prices for our common stock for each quarter within the last two fiscal years and any subsequent interim period as reported by the OTC.BB.

Fiscal Year Ended April 30, 2007 and Interim Period (Quarter Ended July 31, 2007)*

Quarter	July	October	January	April	July

High	$--	$--	$0.75	$2.00	$1.39

Low	$--	$--	$0.75	$1.05	$1.05

* On October 6, 2006, we obtained regulatory approval to post our common shares for trading on the OTC.BB.

The closing sale prices in the table above reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions.

(b) Holders

As of July 9, 2007, there were approximately forty-three (43) holders of record of our common stock.

(c) Dividends

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, to support the development of our business, and therefore, do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

(d) Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Securities

The following is a history of our sales of unregistered securities since our incorporation on November 9, 2004.

On November 9, 2004 Mr. Brent Sheppard subscribed for and purchased 19,000,000 post-split shares of our common stock for $1,000.

On April 26, 2006, Mr. Sheppard subscribed for and purchased 32,300,000 post split common shares for cash totaling $17,000. In addition, on April 26, 2006, Mr. Wallace and Mr. Pierson each subscribed for and purchased 5,700,000 post split common shares at a price of $3,000 each, for an aggregate of $6,000.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933. All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied on this exemption from registration due to the fact that at the time of these sales we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers are directors and/or officers of us.

No underwriters were used, and no commissions or other remuneration was paid except to the company for any of the above noted.

Use of Proceeds from Registered Securities

As previously reported, on May 10, 2006 our Registration Statement on Form SB-2 was declared effective, and on July 5, 2006, we completed a maximum offering of a maximum of 600,000 common shares at a price of $0.10 per share. On October 6, 2006, we obtained regulatory approval to post our common shares for trading on the OTC.BB under the trading symbol “OWED”.

Effective October 18, 2006, we filed a certificate of change to affect a forward stock split of our issued and outstanding common stock. Our Board approved the forward split pursuant to the laws of the State of Nevada on October 17, 2006. The forward split approved by our Board required the issuance of an additional eighteen (18) common shares for each one (1) share issued. Our issued and outstanding share capital has increased from 3,900,000 shares of common stock to 74,100,000 shares of common stock. Effective May 2007, we amended our authorized capital. Our authorized capital is now 250,000,000 shares of common stock with a par value of $0.001, and 10,000,000 shares of preferred stock with a par value of $0.001.

As of the date of this Form 10-KSB Annual Report, there are 74,100,000 issued and outstanding shares of common stock of which 62,700,000 shares are held by our officers and directors.

The following table notes the use of proceeds for actual expenses incurred from May 10, 2006 to April 30, 2007 in connection with the issuance and distribution of our securities:

Expenses	Amount of direct or indirect	Amount of direct or indirect
	payments to directors, officers,	payments to others
general partners, 10%
shareholders or affiliates of the

Issuer

Transfer Agent	$ 0	$ 3,841

	$ 0	$ 3,841

The above expenses were paid from existing working capital at the time of the offering; therefore, they were not deducted from the proceeds of the offering. Net proceeds to us from the offering were $60,000.

The following table notes the use of proceeds for actual expenses incurred for our account from May 10, 2006 to April 30, 2007.

Expenses	Amount of direct or indirect	Amount of direct or indirect
	payments to directors, officers,	payments to others
general partners, 10%
shareholders or affiliates of the
Issuer

Marketing and Promotions	$ 0	$ 21,491

Travel & Hospitality	$2,656	$ 0

Kiosk	$ 0	$ 5,880

Office Furniture and Equipment	$ 0	$ 8,407

Legal and Accounting	$ 0	$ 21,000

Website, Hosting and Telecom	$ 0	$ 5,829

Miscellaneous Administration	$ 0	$ 2,611

	$2,656	$ 65,218

The proceeds from our offering have been used to fund our operations as described in the SB-2 offering document incorporated for reference herein. See also Item 2 “Plan of Operation”. We have spent $7,874 over our budget, which has been paid out of previously existing working capital.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We have not generated any revenues from products, services or operations since our inception. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB; our Form 8-K filed May 30, 2007; our Form 10-QSB filed March 16, 2007; our Form 10-QSB filed on December 15, 2006; and our Form 10-QSB filed on September 14, 2006.

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

We have limited operations, no revenue, limited financial backing and few assets. How long we can continue to satisfy our cash requirements, and whether we will require additional funding for the next twelve (12) months from the date hereof is dependent on how quickly we can generate revenue to cover our ongoing expenses.

We are a service-oriented firm that intends to profit by integrating travel with weddings. We offer individuals getting married, or those wanting to renew wedding vows, the opportunity to hold a wedding ceremony at a destination that has currently hosted, or will be hosting an Olympic event. We serve as the marketer of destination and wedding packages. Our on-site wedding planners arrange the details of the couples’ wedding at the chosen venue. We also act as a liaison for the on-site wedding planner who handles the couples’ wedding-related details.

We do not anticipate making any major purchases of capital assets or conducting any research and development in the next six (6) months. Other than our current officers, we have no employees at the present time. We do not expect to hire any employees within the next twelve (12) months.

We have overspent our budget as detailed in the offering by $7,874. In order to satisfy our immediate cash requirements, in May 2007 we sold our office equipment realizing a total of $14,100.

We do not believe our existing cash balances are sufficient to carry our normal operations for the next twelve (12) months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

We do not expect to conduct any research and development or expect to purchase or sell any plant or significant equipment during the next twelve (12) month period.

Management's Discussion and Analysis of Financial Condition and Results of Operations

We are continuing to promote our products and services to various travel agencies, potential customers and interested business individuals. We have begun direct marketing using local newspaper advertising directed to specific demographics. Our primary mediums are bridal/tourism magazines and wedding shows.

Our President, Mr. Brent Sheppard, is continuing to develop relationships with event planners as well as other suppliers of wedding related products in the British Isles. The laws have changed in England which will now allow weddings to be held in venues other than venues owned by the Church of England. The 2012 Olympics will be hosted in London. We hope to have an established market leading up to this event.

Mr. Sheppard has also continued to develop contacts in Japan to promote sales in the Japanese market. The next step will be for a company representative to meet in Japan with local suppliers.

In this last two quarters, we have:

  Contacted and are developed relationships with wedding planners in England, Athens, Sydney and Beijing
  Continued to build relationships with the tourist bureau in these same locations
  Continued to work with our contact in Japan to promote interest in the Japanese market
  Continued development of an e-brochure
  Began attending weddings shows
  Continued contacting wedding magazines and other selected publications to develop a marketing strategy

We have joined local wedding industry and travel associations in order to maintain contacts in the business community as well as to stay well informed about bridal issues and trends within the wedding/travel marketplace. Our officers have attended a number of wedding shows in British Columbia to begin promoting products and services.

At the wedding shows, we highlight the uniqueness of a destination wedding at an Olympic host city. Our presentation is used to promote the idea of getting married at a location that embodies the essential ingredients of a healthy marriage, a destination that celebrates passion, teamwork and commitment and a venue where those winning characteristics have been honored with a gold medal. We expect to continue to attend these shows throughout 2007.

At April 30, 2007, we had a working capital deficit of ($1,847), compared to working capital of $9,377 at April 30, 2006. At April 30, 2007, our total assets were $19,877, consisting of cash of $4,028, $11,488 of office furniture and equipment, and $4,361 in website development. This compares with total assets at April 30, 2006 consisting solely of $14,463 in cash.

At April 30, 2007, our total current liabilities, including all accounts payable, increased to $5,875 from $5,086 at April 30, 2006.

Subsequent to the fiscal year end, we raised $14,100 from the sale of our office furniture and equipment.

We have not had revenues from inception. Our short and long-term survival is dependent on funding from sales of securities or, as necessary, from shareholder loans.

We posted losses of $54,610 for the year ended April 30, 2007, compared to $12,654 for the prior year ended April 30, 2006. From inception, November 9, 2004, to April 30, 2007, we have incurred losses of $69,233. The principal component of losses in 2007 was professional fees of $21,000; marketing expenses of $21,491; office and administration expenses of $5,196; travel and hospitality expenses of $2,656 and amortization expenses of $4,267.

As of the date of this report, our net cash balance is approximately $12,250. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and US Dollars. We believe that the exchange rate risk surrounding our future transactions will not materially or adversely affect our future earnings. While weddings are not regarded as “seasonal” events, in North America there is a concentration of weddings in May and June –especially for outdoor events. However, due to several factors such as cultural differences and the range of destinations offered (including winter Olympic destinations, and locations in the Southern Hemisphere that have summer months in December and February) our business plan intends to balance-out regional fluctuations. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

Off-Balance Sheet Arrangements.

None.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include (1) Report of Independent Registered Public Accounting Firms; (2) Balance Sheets; (3) Statements of Operations; (4) Statements of Cash Flows; (5) Statement of Stockholders’ Equity; and (6) Notes to Financial Statements.

CORNERWORLD CORPORATION
(formerly Olympic Weddings International, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

APRIL 30, 2007

Page
Reports of Independent Registered Public Accounting Firms	F-2
Financial Statements:
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Cash Flows	F-5
Statement of Stockholders’ Equity	F-6
Notes to Interim Financial Statements	F-7 to F-12

Report of Independent Registered Public Accounting Firm

Board of Directors CornerWorld Corporation (formerly Olympic Weddings International, Inc.)

We have audited the accompanying balance sheet of CornerWorld Corporation (A Development Stage Company) as of April 30, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the two years ended April 30, 2007 and 2006, and for the period from November 9, 2004 (date of inception) to April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of April 30, 2005 and for the cumulative period from November 9, 2004 to April 30, 2005 were audited by another auditor whose report dated November 8, 2005 expressed unqualified opinions on those statements. Our opinion on the statements of stockholders’ equity, operations and cash flows for the period from November 9, 2004 to April 30, 2007, insofar as it relates to amounts for prior periods through April 30, 2005, is based solely on the reports of the other auditor.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CornerWorld Corporation (A Development Stage Company) as of April 30, 2007 and the results of its operations, stockholders’ equity, and its cash flows for the two years ended April 30, 2007 and 2006, and for the period from November 9, 2004 (date of inception) to April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has sustained losses from inception, has a working capital deficit, and has no revenues to date, which raises substantial doubts about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc. Schumacher & Associates, Inc. Certified Public Accountants 2525 Fifteenth Street, Suite 3H Denver, Colorado 80211

August 8, 2007

CORNERWORLD CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	April 30,	April 30,
	2007	2006

ASSETS

Current
Cash	$ 4,028	$ 14,463

Total Current Assets	4,028	14,463

Computer Equipment, net of depreciation of $1,639	4,918	-
Office Furniture, net of depreciation of $1,160	6,570	-
Website Development Costs, net of amortization of $1,468	4,361	-

TOTAL ASSETS	$ 19,877	$ 14,463

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$ 875	$ 2,086
Accrued liabilities	5,000	3,000

Total current liabilities	5,875	5,086

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized: 10,000,000 preferred shares, par value $0.001 per share,
none issued and outstanding	-	-
Authorized: 250,000,000 common shares, par value $0.001 per share
Issued and outstanding:
74,100,000 and 62,700,000 common shares as of April 30, 2007 and
April 30, 2006, respectively	74,100	24,000
Additional paid-in capital	9,900	-
Accumulated comprehensive (loss)	(765)	-

Deficit Accumulated During the Development Stage	(69,233)	(14,623)

	14,002	9,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 19,877	$ 14,463

The accompanying notes are an integral part of these statements.

CORNERWORLD CORPORATION (A Development Stage Company) STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, NOVEMBER 9, 2004 TO APRIL 30, 2007

			Cumulative
			amounts from Nov
			09, 2004 (Date of
	Year ended	Year ended	Inception) to April
	April 30, 2007	April 30, 2006	30, 2007

Revenue	$ -	$ -	$ -

Expenses
Depreciation and amortization	4,267	-	4,267
Travel/Hospitality	2,656	-	2,656
Office and administration	5,196	762	6,047
Organizational costs	-	-	880
Professional fees	21,000	12,250	34,250
Marketing	21,491	-	21,491

	54,610	13,012	69,591

Net Loss from Operations	(54,610)	(13,012)	(69,591)

Other Income
Interest income	-	358	358

Net Loss for the Period	$ (54,610)	$ (12,654)	$ (69,233)

Basic and Diluted Loss per Share	$ Nil	$ Nil	$ Nil

Weighted Average Number of
Shares Outstanding	72,069,863	62,700,000	58,841,085

The accompanying notes are an integral part of these statements.

CORNERWORLD CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION NOVEMBER 9, 2004 TO APRIL 30, 2007

			Cumulative amounts
			from November 09,
			2004 (Date of
	Year ended April	Year ended	Inception) to April
	30, 2007	April 20, 2006	30, 2007

Cash Flows from Operating Activities
Net loss for the period	$ (54,610)	$ (12,654)	$ (69,233)

Adjustments to Reconcile Net Loss to Net
Cash used by Operating Activities
Depreciation and amortization	4,267	-	4,267
Accounts payable and accrued liabilities
	789	3,206	5,875

Net Cash (used in) Operating Activities
	(49,554)	(9,448)	(59,091)

Cash Flows from Investing Activity
Additions to capital assets	(20,116)	-	(20,116)
Additions to intangibles	-	-	-

Net Cash (used in) Investing Activities
	(20,116)	-	(20,116)

Cash Flows from Financing Activity
Issuance of common shares	60,000	-	84,000
Foreign currency translation adjustment
	(765)	-	(765)

Net Cash provided by Financing
Activities	59,235	-	83,235

Increase (Decrease) in Cash during the
Period	(10,435)	(9,448)	4,028

Cash, Beginning of Period	14,463	23,911	-

Cash, End Of Period	$ 4,028	$ 14,463	$ 4,028

Supplemental Disclosure of Cash Flow
Information
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these statements.

CORNERWORLD CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

APRIL 30, 2007

				DEFICIT
		CAPITAL STOCK		ACCUMULATED	ACCUMULATED

			ADDITIONAL	DURING THE	COMPRE-
			PAID-IN	DEVELOPMENT	HENSIVE
	SHARES	AMOUNT	CAPITAL	STAGE	INCOME (LOSS)	TOTAL

November 9, 2004 –
Shares issued for	19,000,000	$ 1,000	$ -	$ -	$ -	$ 1,000
cash at $0.00005
April 16, 2005 –
Shares issued for	43,700,000	23,000	-	-	-	23,000
cash at $0.00053

Net loss for the	-	-	-	(1,969)	-	(1,969)
period

Balance, April 30,	62,700,000	24,000	-	(1,969)	-	22,031
2005

Net loss for the year	-	-	-	(12,654)	-	(12,654)

Balance, April 30,	62,700,000	24,000	-	(14,623)	-	9,377
2006

July 5, 2006 – Shares
issued for cash at	11,400,000	50,100	9,900	-	-	60,000
$0.00526

Foreign currency
translation adjustment	-	-	-	-	(765)	(765)

Net loss for the	-	-	-	(54,610)	-	(54,610)
period

Balance, April 30,	74,100,000	$ 74,100	$ 9,900	$ (69,233)	$ (765)	$ 14,002
2007

The accompanying notes are an integral part of these statements.

CORNERWORLD CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS APRIL 30, 2007

Note 1 Nature and Continuance of Operations

a)	Organization

CornerWorld Corporation (the “Company”) was incorporated in the State of Nevada, United States of America on November 09, 2004 as Olympic Weddings International, Inc. Effective May 2007, the Company changed its name to CornerWorld Corporation. The Company’s year-end is April 30th .

On October 30, 2006, the Board of Directors authorized a 19-for-1 stock split of the Company’s $0.001 par value common stock. As a result of the split, 70,200,000 additional shares were issued and capital and additional paid-in capital were adjusted accordingly. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively adjusted to reflect the stock split.

b)	Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company’s’ business plan is to develop a company that will provide personally- guided travel tour wedding packages to be held at venues where Olympic events have been celebrated.

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

The Company has adopted the Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income Taxes”. SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

CORNERWORLD CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS APRIL 30, 2007

c)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. In addition, per share calculations reflect the effect of the 19-for-1 stock split effective October 30, 2006. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

The Company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

f)	Foreign Currency Translations

The Company uses the Canadian dollar and the U.S. dollar as its functional currency. The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

	i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date:

	ii)	Non-monetary assets and liabilities, and equity at historical rates; and

	ii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

	i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date;

	ii)	Equity at historical rates; and

	iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss.

g)	Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”. SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all

CORNERWORLD CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS APRIL 30, 2007

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

The Company considers all highly liquid debt instruments with an original maturity of three (3) months or less to be cash equivalents.

j)	Furniture and equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives. The Company uses the straight-line method of depreciation.

A summary of the estimated useful lives follows: Computer equipment Furniture and fixtures	3 years 5 years

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At April 30, 2007, the Company had US$67 in deposit in a business bank account which are not insured and US equivalent of $3,961 in Canadian funds in a business bank account which are insured by a Federal Government agency.

m)	Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

n)	Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

Note 3	Basis of Presentation – Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted

CORNERWORLD CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS APRIL 30, 2007

accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has sustained losses from inception, has a working capital deficit, and has no revenues to date. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company intends to commence its operations through equity offerings received or a business combination. There is no assurance of the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 4            Capital Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no outstanding preferred shares as of April 30, 2007.

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share.

On November 09, 2004, the Company issued 19,000,000 post split shares of restricted common stock for cash totalling $1,000.

On April 26, 2005, the Company issued 43,700,000 post split shares of restricted common stock for cash totalling $23,000.

On July 5, 2006, the Company issued 11,400,000 post split shares of common stock for cash totalling $60,000.

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

Note 5

Income Taxes

The Company is subject to foreign and domestic income taxes. The Company has had no income, and therefore, has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry forwards. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

CORNERWORLD CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007

				Estimated Tax		Change in
		Estimated NOL	NOL	Benefit from	Valuation	Valuation	Net Tax
	Period Ending	Carry forward	Expires	NOL	Allowance	Allowance	Benefit

	April 30, 2005	1,969	2025	492	(492)	(492)	—
	April 30, 2006	14,623	2026	3,656	(3,656)	(3,164)	—
	April 30, 2007	69,233	2027	17,308	(17,308)	(13,652)	—

	Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

	Income tax benefit at statutory rate resulting from net operating loss
	carry forward					(25%)
	Deferred income tax valuation allowance					25%
	Actual tax rate					0%

Note 6	Related Party Transactions

	The Company uses the offices of its President for its minimal office facility needs for no consideration.
	No provision for these costs has been provided since it has been determined that they are immaterial.

Note 7	Contingency

	At April 30, 2007, the Company had a disputed payable totaling approximately $714 to a past stock
	transfer company. The Company is disputing the payable and has not recorded the $714 as a payable
	at April 30, 2007. A contingency exists with respect to this matter, the ultimate resolution of which
	cannot presently be determined.

Note 8	Subsequent Events

	On May 11, 2007, the Company entered into a Share Exchange Agreement, dated as of May 11, 2007,
	with CornerWorld, Inc., a Delaware corporation (“CornerWorld”) and each of the shareholders of
	CornerWorld (the “CW Shareholders”), which was amended by a Letter Agreement on June 21, 2007,
	(“Amendment No. 1”), by Amendment No. 2 to the Share Exchange Agreement dated July 27, 2007,
	and by Amendment No. 3 to the Share Exchange Agreement dated August 8, 2007 (collectively, the
	“Exchange Agreement”). Pursuant to the Exchange Agreement, the non-affiliated shareholders of the
	Company agreed to sell their shares of the Company’s common stock, which in the aggregate is equal
	to 11.4 million shares, for $750,000. The non-affiliated shareholders placed 8.4 million shares into
	escrow and placed 3 million shares into a brokerage account. The parties agreed that up to 3 million
	shares will be sold and the proceeds will be used to fund the purchase price of $750,000 for all 11.4
	million shares.	Any shares that remain in the brokerage account upon achieving $750,000 in proceeds
	will be returned to the Company for cancellation. Upon closing of this transaction, the 8.4 million
	shares placed into escrow shall be released to the CW Shareholders. The CW Shareholders have
	agreed to placement of a restrictive legend on certificates representing 1,104,000 of such shares for a
	period of six (6) months following such closing and limit the sale of such shares for the one (1) year
	period following such six-month period such no more than twenty-five percent (25%) of such shares
	are sold during any three-month period of time.

	The Exchange Agreement also provides that the Company shall issue 62,700,000 shares of common
	stock in exchange for all of the issued and outstanding shares of CornerWorld. In addition, a Letter
	Agreement was entered into by and among the Company, CornerWorld Inc. and the officers and
	directors of the Company, namely Messrs. Brent Sheppard, Brian Pierson and Patrick Wallace, dated

CORNERWORLD CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS APRIL 30, 2007

August 8, 2007, whereby the officers and directors agreed to surrender the aggregate amount of 62,700,000 shares of the Company’s common stock for cancellation and return to treasury in exchange for the Company granting to such officers and directors 320,000 stock options, priced at $1.40 per share. The Company plans to register the options under a Form S-8 registration statement. This transaction closed on August 10, 2007

The transaction by which the Company acquired all of the issued and outstanding shares of CornerWorld’s common stock will be accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, the merger of the two (2) companies will be recorded as a recapitalization of CornerWorld, with CornerWorld being treated as the continuing entity.

Subsequent to April 30, 2007, the Company sold its capitalized furniture and equipment for its approximate net book value of $11,400.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None. ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Internal Control Over Financial Reporting

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names, ages and positions of our current directors and executive officers:

Name	Age	Offices Held

Brent Sheppard	47	Director, President
Patrick Wallace	53	Director, Secretary, Treasurer
Brian Pierson	51	Director

Brent Sheppard, President and Member of the Board of Directors

Reverend Brent Sheppard has served as our President and a member of our Board of Directors since November 9, 2004.

Mr. Sheppard is presently self-employed. In 1999, he began full-time Marriage Chaplaincy work, offering wedding officiate services and counseling to couples from the Greater Vancouver area. He currently performs 100-150 weddings each year and is the recognized Marriage Chaplain at such wedding venues as Newlands in Langley British Columbia, Northview in Surrey, British Columbia, and Minoru Chapel in Richmond, British Columbia, as well as itinerating in the Greater Vancouver area to perform many different types of ceremonies.

Patrick Wallace, Secretary/Treasurer and Member of the Board of Directors

Mr. Patrick Wallace has served as Secretary/Treasurer and a member of our Board of Directors since April 26, 2005.

Mr. Patrick Wallace is presently semi-retired. Until June 15, 2006, he served as a consultant and chief accounts executive for Key Innovations, a supplier of marketing and promotional products in the Greater Vancouver region of British Columbia.

In September 1997, Mr. Wallace launched his own company called Progressive Promotionals, which was a supplier of promotional products. He established a portfolio of national and international clients such as Kraft Foods and McDonalds. The proprietorship became a British Columbia registered limited company in September 2000. Mr. Wallace served as President and Chief Executive Officer (“CEO”) and was the majority shareholder. In February 2004, he sold his interest in the company to Key Innovations where he continued to hold a management position until he resigned in June 2006.

Brian Pierson, Member of the Board of Directors

Mr. Brian Pierson has served as a member of our Board of Directors since April 26, 2005.

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

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than ten percent (10%) of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended April 30, 2007, there were no filing delinquencies.

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We expect to implement a Code of Ethics during the current fiscal year.

Corporate Governance; Audit Committee Financial Expert

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board of Directors currently does not have an independent audit committee. Our Board of Directors currently has only one independent member, and thus, does not have the ability to create a proper independent audit committee.

ITEM 10.

EXECUTIVE COMPENSATION

Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on our behalf, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in our control.

Employment Agreements

We do not have any written employment agreements.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of July 9, 2007, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of July 9, 2007, there were 74,100,000 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of July 9, 2007 by each of our individual directors and executive officers and by all our directors and executive officers as a group.

Title of	Name and Address of Beneficial Owner	Amount and	Percent of
Class		Nature of	Class[1]
		Beneficial
		Ownership

Common	Brent Sheppard	51,300,000	69.23%
	President and member of the Board of Directors
	6157 Sundance Drive
	Surrey, British Columbia, Canada, V3S 8B2

Common	Patrick Wallace	5,700,000	7.69%
	Secretary/Treasurer and member of the Board of
	Directors
	18227 – 57A Avenue
	Surrey, British Columbia, Canada, V3S 6E6

Common	Brian Pierson	5,700,000	7.69%
	Member of the Board of Directors
	20749 - 38A Avenue
	Langley, British Columbia, Canada, V3A 2V3

Common	Directors and officers as a group	62,700,000	84.61%

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.

On November 9, 2004, Mr. Brent Sheppard, President/CEO, principal executive officer and member of our Board of Directors, subscribed for and purchased 19,000,000 post split shares of common stock for $1,000.

On April 26, 2005, Mr. Brent Sheppard, President/CEO, principal executive officer and member of our Board of Directors, subscribed for and purchased 32,300,000 post split shares of common stock for $17,000.

On April 26, 2005, Mr. Wallace, Secretary/Treasurer/CFO, principal financial officer, principal accounting officer and member of our Board of Directors, and Mr. Pierson, member of our Board of Directors, each subscribed for and purchased 5,700,000 post split common shares at a price of $3,000, for an aggregate of $6,000.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933. All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied the exemption from registration since we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers were our directors and/or executive officers.

ITEM 13.	EXHIBITS
Exhibit Index

3.1	Articles of Incorporation*

3.2	By-laws*

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

* Incorporated by reference to our Form SB-2 Registration Statement Amendment 5 filed on April 21,

2006, SEC File Number 333-128614.

ITEM 14. Audit Fees	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements during the fiscal years ended April 30, 2007 and 2006, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during those fiscal years were 13,050 and $2,350, respectively.

Audit-Related Fees

We incurred nil to auditors for audit-related fees during the fiscal years ended April 30, 2007 and 2006.

Tax Fees

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended April 30, 2007 and 2006.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to us, other than the services covered in "Audit Fees" for the fiscal years ended April 30, 2007 and 2006.

Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2007.

CORNERWORLD CORPORATION

Date: August 14, 2007	By: /s/ Brent Sheppard
Name: Brent Sheppard
Title: President/CEO, principal executive officer

Date: August 14, 2007	By: /s/ Patrick Wallace
Name: Patrick Wallace
Title: Chief Financial Officer, principal financial officer and principal accounting officer