Form 10KSB/A
period 2007-04-30
Cornerworld Corp
filed 2007-08-16
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB/A AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

Transitional Small Business Disclosure Format (Check one): _________Yes __________No

     DOCUMENTS INCORPORATED BY REFERENCE – SB2 Registration Statement Amendment 5 filed on April 21, 2006, SEC File Number 333-128614; Form 8-K filed on May 30, 2007; Form 8-K Amendment No. 1 filed on August 15, 2007; Form 10-QSB filed on March 16, 2007; Form 10-QSB filed on December 15, 2006; Form 10-QSB filed on September 14, 2006; and as described in this Form 10-KSB annual report.

THIS AMENDMENT NO. 1 HAS BEEN PREPARED TO CORRECT PART OF THE DISCLOSURE FOUND IN THE SECOND PARAGRAPH OF NOTES TO THE AUDITED FINANCIAL STATEMENTS, SUBSEQUENT EVENTS.

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

CORNERWORLD CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS APRIL 30, 2007

August 8, 2007, whereby the aforementioned officers and directors agreed to provide CornerWorld with consulting services during the transition period of two (2) months from the date of closing of the Share Exchange Agreement in exchange for the Company granting to such officers and directors 320,000 stock options, priced at $1.40 per share. The Company intends to attempt to register the options under a Form S-8 registration statement. The officers and directors also agreed to sell 62.7 million restricted shares of common stock to CornerWorld for a nominal price of $10.00. This transaction closed on August 10, 2007.

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

CORNERWORLD CORPORATION (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS APRIL 30, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of August, 2007.

CORNERWORLD CORPORATION

Date: August 16, 2007	By:	/s/ Brent Sheppard

Name: Brent Sheppard
Title: President/CEO, principal executive officer

Date: August 16, 2007	By:	/s/ Patrick Wallace

Name: Patrick Wallace
Title: Chief Financial Officer, principal financial officer and principal accounting officer