Form 10QSB
period 2007-07-31
Cornerworld Corp
filed 2007-09-21
CIK 1338242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ to _____
Commission File Number: 333-128614
CORNERWORLD CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0434357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12222 Merit Drive Suite 120
Dallas, Texas 75251
(Address of principal executive offices)
(469) 828-4277
(Issuer’s telephone number)
Copies to:
Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 17, 2007, the registrant had 74,100,000 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

2

CORNERWORLD CORPORATION
FINANCIAL STATEMENTS
JULY 31, 2007

CORNERWORLD CORPORATION
FINANCIAL STATEMENTS
JULY 31, 2007

Cornerworld Corporation
(A Development Stage Company)
Balance Sheets
Assets

	July 31,	April 30,
	2007	2007
	(Unaudited)	(See Note 1)
Current assets
Cash	$14,644	$4,028

	14,644	4,028

Fixed assets
Computer equipment	—	6,557
Office furniture	—	7,730
Website development costs	5,829	5,829

	5,829	20,116

Less accumulated depreciation	(1,954)	(4,267)

Fixed assets, net	3,875	15,849

Total assets	$18,519	$19,877

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$75	$875
Accrued liabilities	35,531	5,000

	35,606	5,875

Stockholders’ equity (deficit)
Preferred stock, par value $0.001 per share, 10,000,000 authorized shares, no shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 250,000,000 authorized shares, 74,100,000 shares issued and outstanding	74,100	74,100
Paid-in capital	9,900	9,900
Accumulated comprehensive (loss)	(612)	(765)
Deficit accumulated during the development stage	(100,475)	(69,233)

	(17,087)	14,002

Total liabilities and stockholders’ equity (deficit)	$18,519	$19,877

The accompanying notes are an integral part of the these statements.

Cornerworld Corporation
(A Development Stage Company)
Statements of Operations
For the Quarters Ended July 31, 2007 and July 31, 2006
And Cumulative Amounts from November 9, 2004 (date of inception) to July 31, 2007
(Unaudited)

			Cumulative
			Amounts From
	For the	For the	November 9, 2004
	Quarter Ended	Quarter Ended	(Date of Inception)
	July 31,	July 31,	to July 31,
	2007	2006	2007

Income	$—	$—	$—

Operating expenses
Depreciation and amortization	588	124	4,855
Marketing	—	11,977	21,491
Office and administration	2,152	2,419	8,199
Organization costs	—	—	880
Professional fees	28,516	4,086	62,766
Travel & hospitality	—	—	2,656

Total operating expenses	31,256	18,606	100,847

Loss from operations	(31,256)	(18,606)	(100,847)

Other Income
Gain on sale of assets	14	—	14
Interest Income	—	—	358

	14	—	372

Net loss	$(31,242)	$(18,606)	$(100,475)

Net loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	74,100,000	65,921,739	60,238,028

The accompanying notes are an integral part of these statements.

Cornerworld Corporation
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period Ended July 31, 2007
(Unaudited)

						Accumulated
						Comprehensive
		Common	Common	Paid-in	Accumulated	Income
		Stock Shares	Stock	Capital	Deficit	(Loss)	Total
Balance at November 9, 2004 (Date of Inception)		—	$—	$—	$—	$—	$—
November 9, 2004	Issuance of capital stock for cash at 0.00005	19,000,000	1,000	—	—	—	1,000
April 16, 2005	Issuance of capital stock for cash at 0.00053	43,700,000	23,000	—	—	—	23,000
April 30, 2005	Net loss	—	—	—	(1,969)	—	(1,969)

Balance at April 30, 2005		62,700,000	24,000	—	(1,969)	—	22,031

April 30, 2006	Net loss	—	—	—	(12,654)	—	(12,654)

Balance at April 30, 2006		62,700,000	24,000	—	(14,623)	—	9,377

July 5, 2006	Issuance of capital stock for cash at 0.00526	11,400,000	50,100	9,900	—	—	60,000
	Foreign currency adjustment	—	—	—	—	(765)	(765)
April 30, 2007	Net loss	—	—	—	(54,610)	—	(54,610)

Balance at April 30, 2007		74,100,000	74,100	9,900	(69,233)	(765)	14,002

July 31, 2007	Foreign currency adjustment	—	—	—	—	153	153
	Net loss				(31,242)		(31,242)

Balance at July 31, 2007		74,100,000	$74,100	$9,900	$(100,475)	$(612)	$(17,087)

See accompanying notes.

Cornerworld Corporation
(A Development Stage Company)
Statements of Cash Flows
For the Period Ended April 30, 2007
For the Quarters Ended July 31, 2007 and July 31, 2006
And Cumulative Amounts from November 9, 2004 (date of inception) to July 31, 2007
(Unaudited)

			Cumulative
			Amounts From
	For the	For the	November 9, 2004
	Quarter Ended	Quarter Ended	(Date of Inception)
	July 31,	July 31,	to July 31,
	2007	2006	2007
Cash flows from operating activities	$(31,243)	$(18,606)	$(100,475)
Net (loss)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	588	124	4,855
Change in operating assets and liabilities
Accounts payable	29,732	9,115	35,606

Net cash used by operating activities	(923)	(9,367)	(60,014)

Cash flows from investing activities
Additions to capital assets	—	(18,756)	(20,116)
Sale of capital assets	11,386	—	11,386

Net used by investing activities	11,386	(18,756)	(8,730)

Cash flows from financing activities
Issuance of common stock	—	60,000	84,000
Foreign currency translation adjustment	153	—	(612)

Net cash provided by financing activities	153	60,000	83,388

Net increase in cash and cash equivalents	10,616	31,877	14,644

Cash and cash equivalents at beginning of period	4,028	14,463	—

Cash and cash equivalents at end of period	$14,644	$46,340	$14,644

Supplemental disclosure
Cash paid during the year for interest	$—	$—	$—

Cash paid during the year for income taxes	$—	$—	$—

The accompanying notes are an integral part of these statements.

Cornerworld Corporation
(A Development Stage Company)
Notes to Unaudited Financial Statements
July 31, 2007
Note 1 — Nature and Continuance of Operations
Unaudited Statements
While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited April 30, 2007 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2007, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
Organization
Cornerworld Corporation (the “Company”) was incorporated in the State of Nevada on November 9, 2004 as Olympic Weddings International, Inc. (“Olympic Weddings”). Effective May 2007, the Company changed its name to Cornerworld Corporation. The Company’s year-end is April 30th.
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
Development Stage Activities
The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company, as detailed in the Subsequent Event footnote number 9, acquired Cornerworld, Inc. The Company’s business plan will be to operate an interactive web-based platform for both amateur and professional creators of original content, their fans, friends, and families to connect with one another is an intuitive, secure and grassroots environment.
Based upon the Company’s business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development state enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Cornerworld Corporation
(A Development Stage Company)
Notes to Unaudited Financial Statements
July 31, 2007
Note 2- Summary of Significant Accounting Policies
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
Organizational and Start-up Costs
Costs of start-up activities, including organizations costs, are expensed as incurred in accordance with SOP 98-5.
Income Taxes
The Company has adopted the Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Basic and Diluted Loss Per Share
In accordance with SFAS No. 128 — “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. In addition, per share calculations reflect the 19-for-1 stock split effective October 30, 2006. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.
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

Cornerworld Corporation
(A Development Stage Company)
Notes to Unaudited Financial Statements
July 31, 2007
Note 2- Summary of Significant Accounting Policies, continued
Revenue Recognition
The company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.
Foreign Currency Translations
The Company uses the Canadian dollar and the U.S. dollar as its functional currency. The Company’s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:
i.	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii.	Non-monetary assets and liabilities, and equity at historical rates; and

iii.	Revenue and expense items at the average rate of exchange prevailing during the period.
Gains and losses on re-measurement are included in determining net income for the period.
Translation of balances from the functional currency into the reporting currency is conducted as follows:
i.	Assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii.	Equity at historical rates; and

iii.	Revenue and expense items at the average rate of exchange prevailing during the period.
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

Cornerworld Corporation
(A Development Stage Company)
Notes to Unaudited Financial Statements
July 31, 2007
Note 2- Summary of Significant Accounting Policies, continued
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
Furniture and equipment
Property and equipment are recorded at cost and depreciated over their estimates useful lives. The Company uses the straight-line method of depreciation.
Computer equipment and office furniture are depreciated from 3 to 5 years.
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
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At July 31, 2007, the Company had no deposit in a business bank account which are not insured and US equivalent of $4,072 in Canadian funds in a business bank account which are insured by a Federal Government agency.
Recent Accounting Pronouncements
There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

Cornerworld Corporation
(A Development Stage Company)
Notes to Unaudited Financial Statements
July 31, 2007
Note 2- Summary of Significant Accounting Policies, continued
Other
The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.
Note 3 — Basis of Presentation — Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has sustained losses from inception, has a working capital deficit, and has no revenues to date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company intends to commence its operations through equity offerings received or a business combination. There is no assurance of the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.
Note 4 — Capital Stock
The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no outstanding preferred shares as of July 31, 2007.
The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share.
On November 09, 2004, the Company issued 19,000,000 post split shares of restricted common stock for cash totalling $1,000.
On April 16, 2005 the Company issued 43,700,000 post split shares of restricted common stock for cash totalling $23,000.
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

Cornerworld Corporation
(A Development Stage Company)
Notes to Unaudited Financial Statements
July 31, 2007
Note 5 — Income Taxes
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
The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

			Estimated Tax		Change in	Net
	Estimated NOL	NOL	Benefit from	Valuation	Valuation	Tax
Period Ending	Carry forward	Expires	NOL	Allowance	Allowance	Benefit
April 30, 2007	69,233	2027	17,308	(17,308)	(13,652)	—
July 30, 2007	100,476	2028	25,119	(25,119)	(7,811)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(25%)
Deferred income tax valuation allowance	25%

Actual tax rate	0%

Note 6 — Related Party Transactions
The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.
Note 7 — Contingency
At July 31, 2007, the Company had a disputed payable totaling approximately $714 to a past stock transfer company. The Company is disputing the payable and has not recorded the $714 as a payable at July 31, 2007. A contingency exists with respect to this matter, the ultimate resolution of which cannot presently be determined.
Note 8 — Sale of Fixed Assets
On May 10, 2007, the Company sold fixed assets with a net book value of $11,386 for cash of $11,400, resulting in a gain on sale of $14.

Cornerworld Corporation
(A Development Stage Company)
Notes to Unaudited Financial Statements
July 31, 2007
Note 9 — Subsequent Events
As disclosed in the Company’s Form 8-K filings with the SEC, on May 11, 2007, Olympic Weddings International, Inc. (“Olympic Wedding” or the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with CornerWorld, Inc. (“CornerWorld”), a private company formed under the laws of Delaware, and the shareholders of CornerWorld (the “CornerWorld Shareholders”) pursuant to which the Company has agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of CornerWorld from the CornerWorld Shareholders. As consideration for the acquisition of the shares of CornerWorld, the Company has agreed to issue an aggregate of 62,700,000 shares of Common stock, $0.001 par value (the “Common Stock”) to the CornerWorld Shareholders. In connection with the Agreement, on May 4, 2007 the Company filed a Certificate of Amendment with the Nevada Secretary of State changing its name from Olympic Weddings International, Inc. to Cornerworld Corporation, as well as increasing the Company’s authorized shares of common stock from 75,000,000 shares to 260,000,000 shares and the creation of 10,000,000 shares of “blank check” preferred stock.
Thereafter, the parties amended the terms of the Agreement pursuant to (i) a Letter Agreement dated June 21, 2007, (ii) by Amendment No. 2 to the Share Exchange Agreement dated July 27, 2007, and (iii) by Amendment No. 3 to the Share Exchange Agreement dated August 8, 2007 (the Agreement and all aforementioned amendments are referred to collectively, as the “Agreement”).
Pursuant to the Agreement, as amended, the parties agreed as follows:
•	The non-affiliated shareholders of the Company agreed to sell their shares of the Company’s common stock, which in the aggregate is equal to 11,400,000 million shares, for $750,000. The non-affiliated shareholders placed 8,400,000 shares into escrow pending the closing pursuant to an escrow agreement entered into on May 11, 2007 with Continental Stock Transfer and Trust Company (the “Escrow Agreement”) as escrow agent and placed 3,000,000 shares into a brokerage account for sale.

•	The parties agreed that up to 3,000,000 shares will be sold and the proceeds will be used to fund the purchase price of $750,000 for all 11,400,000 shares. Any shares that remain in the brokerage account upon achieving $750,000 in proceeds will be returned to the Company for cancellation.

•	In connection with this transaction, 8,400,000 shares were placed into escrow, and pursuant to the Share Exchange Agreement, as amended, at closing up to 1,104,000 of such shares were to be distributed. However, at closing, 660,000 of such 1,104,000 shares were returned to the Company and cancelled. The remaining 444,000 shares of the 1,104,000 shares were distributed to the following parties: Portfolio Research, LLC received 40,000 shares and Crystal Blue Consulting, a shareholder of CornerWorld, Inc., received 404,000 shares. In addition, the Company issued 660,000 shares to Mr. Brent Sheppard, a former officer and director of the Company. The Company also issued 100,000 shares to Sichenzia Ross Friedman Ference LLP in consideration of legal services rendered. Portfolio Research, LLC, Mr. Sheppard, and Sichenzia Ross Friedman Ference LLP have agreed to placement of a restrictive legend on certificates received by them for a period of six (6) months following such closing and to limit the sale of such shares for the one (1) year period following such six-month period to no more than twenty-five percent (25%) of such shares sold during any three-month period of time.

The foregoing disclosure supplements and corrects previously inaccurate disclosure included in the Company’s Form 8-KSB filed on August 17, 2007 and Form 10-KSB filed on August 16, 2007 with the Securities and Exchange Commission. The Company intends to promptly file amendments to such filings to supplement and correct such disclosure.
Additionally, a second Letter Agreement was entered into by and among the Company, CornerWorld Inc. and the officers and directors of the Company, namely Messrs. Brent Sheppard, Brian Pierson and Patrick Wallace, dated August 10, 2007, whereby the aforementioned officers and directors agreed to provide CornerWorld with consulting services during the transition period of two (2) months from the date of closing of the Share Exchange Agreement, in exchange for the Company granting to such officers and directors 320,000 stock options, priced at $1.40 per share. The officers and directors also agreed to sell 62.7 million restricted shares of common stock to CornerWorld for a nominal total price of $10.00.

Cornerworld Corporation
(A Development Stage Company)
Notes to Unaudited Financial Statements
July 31, 2007
Note 9 — Subsequent Events, continued
On August 10, 2007 the conditions to closing as outlined in the Agreement, as amended, were satisfied, and a closing of the transaction took place (the “Closing”). In connection with the Closing of the Agreement, the Company’s business address has changed to 12222 Merit Drive, Suite 120, Dallas, Texas 75251.
Stock Compensation Plans
     On August 17, 2007, the Company’s board of directors adopted and implemented the Company’s 2007 Incentive Stock Plan. Under the Incentive Stock Plan, the Company is authorized to issue 4,000,000 shares of common stock of the Company to directors, officers, employees, advisors or consultants to the Company.
     Any stock options granted under the Incentive Stock Plan (“Incentive Stock Option”) granted to a person who at the time the Incentive Stock Option is granted owns stock possessing more than 10% of the total combined voting power or value of all classes of stock of the Company (“Ten Percent Holder”) shall have an exercise price of no less than 110% of the Fair Market Value of the Stock as of the date of grant. Incentive Stock Options granted to a person who at the time the Incentive Stock Option is granted is not a Ten Percent Holder shall have an exercise price of no less than 100% of the Fair Market Value of the Stock as of the date of grant.
     Any Incentive Stock Option granted to an employee of the Company shall become exercisable over a period of no longer than 5 years, and no less than 20% of the shares covered thereby shall become exercisable annually.
     On August 17, 2007, the Company’s board of directors adopted and implemented the Company’s 2007 Stock Compensation Plan (the “Compensation Plan”). The total number of shares of common stock of the Company which may be purchased or granted directly by Options, Stock Awards or Warrants under the Compensation Plan shall not exceed 4,000,000 shares of common stock of the Company.
     Awards granted to a Participant of the Company shall become exercisable over a period of no longer than 5 years, and may vest as determined at the Company’s discretion at the time of issuance.
     On August 17, 2007 the Company granted 106,667 Options to Mr. Brent Sheppard at an exercise price of $1.40, 106,667 Options to Mr. Patrick Wallace at an exercise price of $1.40, and 106,666 Options to Mr. Brian Pierson at an exercise price of $1.40. An additional 3,680,000 Options were issued to Crystal Blue Consulting at an exercise price of $1.10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES
Forward-Looking Statements
The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than these statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.
The following discussion and analysis should be read in conjunction with the financial statements of Cornerworld Corporation, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.
Overview and Plan of Operation
Cornerworld Corporation (hereinafter referred to as “Company”, “we” “our” or “us”) was incorporated as Olympic Weddings International, Inc. on November 9, 2004, in the State of Nevada. Effective May 2007, we changed our name to CornerWorld Corporation. Our principal executive offices are currently located at 12222 Merit Drive, Suite 120, Dallas, Texas 75251. Our telephone number is (469) 828-4277. We are qualified to do business in the Province of British Columbia, Canada pursuant to being extra-provincially registered. Our fiscal year-end is April 30. Olympic Weddings was engaged in providing personally-guided travel tour wedding packages to be held at locations where the Olympic Games have been held. Going forward, CornerWorld Corporation is engaged in the business described in the following paragraphs.
Effective August 10, 2007, the Company acquired Cornerworld, Inc. (“CornerWorld”). CornerWorld, Inc., the Company’s wholly-owned subsidiary, was organized as a Delaware Corporation on October 7, 2003. CornerWorld provides an interactive Web-based platform for both amateur and professional creators of original content, their fans, friends and families, to connect with one another in an intuitive, secure and grassroots environment. CornerWorld’s goal is to take social networking to the next level by allowing users to stream live video feeds, share pictures, files, music, video, opinion; send and receive emails, live chat, and create interactive classified ads and invitations.
CornerWorld also offers free “business manager” services for anyone with sellable content. From comedians to candidates, musicians, models and movie-makers, CornerWorld is committed to celebrating individuality and fostering creation. CornerWorld is currently free to join in four levels of membership: amateurs, rated amateurs, instant professionals and professionals. The Company intends to earn revenues through online advertising in addition to revenues which may be generated by the sale of member-created content and intends to continue developing additional features that will generate incremental revenue as “premium” offerings on a pay-per-use basis.
Cornerworld’s three product categories, (i) content, (ii) technology, and (iii) services, will be delivered through a distribution network and on www.cornerworld.com. Cornerworld believes that it is able to satisfy the different needs of professional content creators, their fans, and affiliate partners because there is a great deal of flexibility in the composition of products by combining elements from any of the categories. For example, if a content creator wants to test the price point of a piece of content, the creator can make the content available to Cornerworld members through the Audio-Video Platform and be provided with valuable feedback, via the members management page, of geo-targeted information, ratings, and number of downloads, enabling the creator to make the best economic decision. Management believes that control software and access technologies (broadband, mobile computing, et cetera) will change the value chain of the content distribution industry and permit new Business-to-Consumers and Business-to-Business models, virtual record labels, online radio, live broadcastings, digital downloads, ecommerce, file sharing, and subscription services. While hardware has reached mass-market status and software applications are allowing the consumer to be truly digitally enabled, new roles will emerge in this changing landscape.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES, continued
Results of Operations
Three Months Ended July 31, 2007 compared to Three Months Ended July 31, 2006
Revenue and Gross Profit
Our revenue and gross profit for the three months ended July 31, 2007 was -0- and for July 31, 2006 the revenue was $-0- and the gross profit was $-0-. We have refocused our business strategy towards a social networking web-based site.
Net Loss
For the three months ended July 31, 2007, we incurred a net loss of $31,242, or $0.0 per share, which was an increase of $12,636 from the net loss of $18,606, or $0.0 per share for the three months ended July 31, 2006. The increase in net loss is primarily attributable to an increase in professional fees.
Operating Expenses
Total operating expenses for the three months ended July 31, 2007 increased by $12,650 to $31,256 from $18,606 for the three months ended July 31, 2006. This change is due principally to an increase in professional fees.
Liquidity and Capital Resources
As of July 31, 2007, we had a working capital deficit of approximately $20,962, and cash of $14,644. We have not acquired additional financing. We do not have the funds necessary to maintain our operations for the remainder of our fiscal year, and will need to raise additional funding.
We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief operating history as a start up company, our operations have not been a source of liquidity. We will need to obtain additional capital in order to maintain and expand our operations. We are currently investigating other financial alternatives, including additional equity and/or debt financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that that any additional financing will become available to us, and if available, on terms acceptable to us.
Recent Financings
None.
Critical Accounting Policies and Estimates
Development Stage Activities
The Company is in the development stage and has not yet realized any revenues from its planned operations.
Based upon the Company’s business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development state enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.
Our continuing operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to complete the roll-out of our business plan. If not, we will likely be required to reduce operations or liquid assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.
The Company has limited operations, no revenue, limited financial backing and few assets. How long we can continue to satisfy our cash requirements, and whether we will require additional funding for the next twelve (12) months from the date hereof is dependent on how quickly our Company can generate revenue to cover our ongoing expenses. We do not have any full-time employees at the present time. We are operating with very limited administrative support, and our current officers and directors will continue to be responsible for all planning, developing and operational duties.
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
Revenue Recognition
The Company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.
Recent Accounting Pronouncements
There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company’s consolidated financial position, operations and cash flows.
Emerging Issues Task Force Pronouncement 00-27, relating to certain convertible instruments, requires the discounting of certain debt instruments when the conversion feature meets certain criteria. FASB 123R, Stock Options To Employees And Consultants. This pronouncement relates to employees and consultants who receive stock based pay.
The Company will account for the fair value of employee and non-employee options and warrants in accordance with SFAS No. 123R, “Share-Based Payment”, which is effective for options and warrants during the annual reporting period beginning after December 15, 2005. The compensation cost will be measured after the grant date based on the value of the reward and is recognized over the service period. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes stock option pricing model. The Company has not yet adopted a stock option plan but is evaluating the affect of a stock option plan on its financial position and results of operations in future periods.
ITEM 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Cornerworld is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of Cornerworld’s business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
On May 11, 2007, Olympic Weddings International, Inc. (“Olympic Wedding”) entered into a Share Exchange Agreement (the “Agreement”) with CornerWorld, Inc., a private company formed under the laws of Delaware, and the shareholders of CornerWorld, Inc. (the “CornerWorld Shareholders”) pursuant to which Olympic Wedding has agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of CornerWorld, Inc. from the CornerWorld Shareholders. As consideration for the acquisition of the shares of CornerWorld, Inc., Olympic Wedding has agreed to issue an aggregate of 62,700,000 shares of Common stock, $0.001 par value (the “Common Stock”) to the CornerWorld Shareholders. In connection with the Agreement, on May 4, 2007 Olympic Wedding filed a Certificate of Amendment with the Nevada Secretary of State changing its name from Olympic Weddings International, Inc. to Cornerworld Corporation, as well as increasing its authorized shares of common stock from 75,000,000 shares to 260,000,000 shares and the creation of 10,000,000 shares of “blank check” preferred stock.
Thereafter, the parties amended the terms of the Agreement pursuant to (i) a Letter Agreement dated June 21, 2007, (ii) by Amendment No. 2 to the Share Exchange Agreement dated July 27, 2007, and (iii) by Amendment No. 3 to the Share Exchange Agreement dated August 8, 2007 (the Agreement and all aforementioned amendments are referred to collectively, as the “Agreement”).
On August 10, 2007 the conditions to closing as outlined in the Agreement, as amended, were satisfied, and a closing of the transaction took place (the “Closing”). In connection with the Closing of the Agreement, the Company’s business address has changed to 12222 Merit Drive, Suite 120, Dallas, Texas 75251.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBITS

31.1	Certification by Scott Beck, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Scott Beck, Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Scott Beck, President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Scott Beck, Principal Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 7. SIGNATURES
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERWORLD CORPORATION
Date: September 21, 2007	By:	/s/ Scott Beck
Scott Beck
President (Principal Executive Officer)

	By:	/s/ Scott Beck
Scott Beck
Principal Accounting Officer