Form 10KSB/A
period 2007-04-30
Cornerworld Corp
filed 2007-09-27
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
AMENDMENT NO. 2
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $0.001 Par Value
(Title of class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Net revenues for its most recent fiscal year: $nil
Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of July 9, 2007: $60,000
Number of common voting shares outstanding as of July 9, 2007: 74,100,000

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
Transitional Small Business Disclosure Format (Check one):                     Yes                     No
          DOCUMENTS INCORPORATED BY REFERENCE — SB2 Registration Statement Amendment 5 filed on April 21, 2006, SEC File Number 333-128614; Form 8-K filed on May 30, 2007; Form 8-K Amendment No. 1 filed on August 15, 2007; Form 10-QSB filed on March 16, 2007; Form 10-QSB filed on December 15, 2006; Form 10-QSB filed on September 14, 2006; and as described in this Form 10-KSB annual report.

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

The Market
We intend to initially target what we believe are the two (2) most active wedding markets — Japan and North America. Based on research including informal internet searches conducted by management, our management believes that these are the two (2) most active wedding markets. The following details were noted:
1.	Japan: 800,000 Japanese brides spending approximately $50 billion (US Dollars)

2.	North America: 2.35 million weddings annually, spending approximately $60 billion (US dollars)

NOTE: These figures are for weddings only and do not include any money spent on the honeymoon or similar items.
In Japan, the average wedding runs on a budget of $70,000 — $90,000 dollars. This is due largely to the culture and inherent effects of Shinto, the national religion. A traditional Shinto wedding consists of seven (7) ceremonies or steps, with each one requiring a different wedding dress. Additionally, the family generally must invite all their acquaintances and present each guest with a substantial gift. These factors can escalate the costs substantially. As a result, many Japanese couples opt for a less expensive civil service and then choose a destination wedding for a fraction of the cost of the traditional Japanese/Shinto ceremony. On average, they will spend $8,000-$10,000 dollars on such a wedding, and many times the couple’s family will travel with them.
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
Fiscal Year Ended April 30, 2007 and Interim Period (Quarter Ended July 31, 2007)*

Quarter	July	October	January	April	July
High	$—	$—	$0.75	$2.00	$1.39
Low	$—	$—	$0.75	$1.05	$1.05

*	On October 6, 2006, we obtained regulatory approval to post our common shares for trading on the OTC.BB.
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
The following table notes the use of proceeds for actual expenses incurred from May 10, 2006 to April 30, 2007 in connection with the issuance and distribution of our securities:

	Amount of direct or indirect
	payments to directors, officers,
	general partners, 10%
	shareholders or affiliates of the	Amount of direct or indirect
Expenses	Issuer	payments to others
Transfer Agent	$0	$3,841

	$0	$3,841

The above expenses were paid from existing working capital at the time of the offering; therefore, they were not deducted from the proceeds of the offering. Net proceeds to us from the offering were $60,000.
The following table notes the use of proceeds for actual expenses incurred for our account from May 10, 2006 to April 30, 2007.

	Amount of direct or indirect
	payments to directors, officers,
	general partners, 10%
	shareholders or affiliates of the	Amount of direct or indirect
Expenses	Issuer	payments to others
Marketing and Promotions	$0	$21,491
Travel & Hospitality	$2,656	$0
Kiosk	$0	$5,880
Office Furniture and Equipment	$0	$8,407
Legal and Accounting	$0	$21,000
Website, Hosting and Telecom	$0	$5,829
Miscellaneous Administration	$0	$2,611

	$2,656	$65,218
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
We are continuing to promote our products and services to various travel agencies, potential customers and interested business individuals. We have begun direct marketing using local newspaper advertising directed to specific demographics. Our primary mediums are bridal/tourism magazines and wedding shows.
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
In this last two quarters, we have:
•	Contacted and are developed relationships with wedding planners in England, Athens, Sydney and Beijing

•	Continued to build relationships with the tourist bureau in these same locations

•	Continued to work with our contact in Japan to promote interest in the Japanese market

•	Continued development of an e-brochure

•	Began attending weddings shows

•	Continued contacting wedding magazines and other selected publications to develop a marketing strategy
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
We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and US Dollars. We believe that the exchange rate risk surrounding our future transactions will not materially or adversely affect our future earnings. While weddings are not regarded as “seasonal” events, in North America there is a concentration of weddings in May and June -especially for outdoor events. However, due to several factors such as cultural differences and the range of destinations offered (including winter Olympic destinations, and locations in the Southern Hemisphere that have summer months in December and February) our business plan intends to balance-out regional fluctuations. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.
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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has sustained losses from inception, has a working capital deficit, and has no revenues to date, which raises substantial doubts about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211
August 8, 2007
(except for footnote 8, which is September 21, 2007)

CORNERWORLD CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	April 30,	April 30,
	2007	2006
ASSETS
Current
Cash	$4,028	$14,463

Total Current Assets	4,028	14,463

Computer Equipment, net of depreciation of $1,639	4,918	—
Office Furniture, net of depreciation of $1,160	6,570	—
Website Development Costs, net of amortization of $1,468	4,361	—

TOTAL ASSETS	$19,877	$14,463

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$875	$2,086
Accrued liabilities	5,000	3,000

Total current liabilities	5,875	5,086

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized: 10,000,000 preferred shares, par value $0.001 per share, none issued and outstanding	—	—
Authorized: 250,000,000 common shares, par value $0.001 per share Issued and outstanding:
74,100,000 and 62,700,000 common shares as of April 30, 2007 and April 30, 2006, respectively	74,100	24,000
Additional paid-in capital	9,900	—
Accumulated comprehensive (loss)	(765)	—
Deficit Accumulated During the Development Stage	(69,233)	(14,623)

	14,002	9,377

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,877	$14,463

The accompanying notes are an integral part of these statements.

CORNERWORLD CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
PERIOD FROM INCEPTION, NOVEMBER 9, 2004 TO APRIL 30, 2007

			Cumulative
			amounts from Nov
			09, 2004 (Date of
	Year ended	Year ended	Inception) to April
	April 30, 2007	April 30, 2006	30, 2007

Revenue	$—	$—	$—

Expenses
Depreciation and amortization	4,267	—	4,267
Travel/Hospitality	2,656	—	2,656
Office and administration	5,196	762	6,047
Organizational costs	—	—	880
Professional fees	21,000	12,250	34,250
Marketing	21,491	—	21,491

	54,610	13,012	69,591

Net Loss from Operations	(54,610)	(13,012)	(69,591)

Other Income
Interest income	—	358	358

Net Loss for the Period	$(54,610)	$(12,654)	$(69,233)

Basic and Diluted Loss per Share	$ Nil	$ Nil	$ Nil

Weighted Average Number of Shares Outstanding	72,069,863	62,700,000	58,841,085

The accompanying notes are an integral part of these statements.

CORNERWORLD CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
PERIOD FROM INCEPTION NOVEMBER 9, 2004 TO APRIL 30, 2007

			Cumulative amounts
			from November 09,
			2004 (Date of
	Year ended April	Year ended	Inception) to April
	30, 2007	April 20, 2006	30, 2007
Cash Flows from Operating Activities
Net loss for the period	$(54,610)	$(12,654)	$(69,233)

Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities
Depreciation and amortization	4,267	—	4,267
Accounts payable and accrued liabilities	789	3,206	5,875

Net Cash (used in) Operating Activities	(49,554)	(9,448)	(59,091)

Cash Flows from Investing Activity
Additions to capital assets	(20,116)	—	(20,116)
Additions to intangibles	—	—	—

Net Cash (used in) Investing Activities	(20,116)	—	(20,116)

Cash Flows from Financing Activity
Issuance of common shares	60,000	—	84,000
Foreign currency translation adjustment	(765)	—	(765)

Net Cash provided by Financing Activities	59,235	—	83,235

Increase (Decrease) in Cash during the Period	(10,435)	(9,448)	4,028

Cash, Beginning of Period	14,463	23,911	—

Cash, End Of Period	$4,028	$14,463	$4,028

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these statements.

CORNERWORLD CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
APRIL 30, 2007

				DEFICIT
	CAPITAL STOCK			ACCUMULATED	ACCUMULATED
			ADDITIONAL	DURING THE	COMPREHENSIVE
			PAID-IN	DEVELOPMENT	INCOME
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	TOTAL

November 9, 2004 - Shares issued for cash at $0.00005	19,000,000	$1,000	$—	$—	$—	$1,000
April 16, 2005 - Shares issued for cash at $0.00053	43,700,000	23,000	—	—	—	23,000

Net loss for the period	—	—	—	(1,969)	—	(1,969)

Balance, April 30, 2005	62,700,000	24,000	—	(1,969)	—	22,031

Net loss for the year	—	—	—	(12,654)	—	(12,654)

Balance, April 30, 2006	62,700,000	24,000	—	(14,623)	—	9,377
July 5, 2006 - Shares issued for cash at $0.00526	11,400,000	50,100	9,900	—	—	60,000

Foreign currency translation adjustment	—	—	—	—	(765)	(765)

Net loss for the period	—	—	—	(54,610)	—	(54,610)

Balance, April 30, 2007	74,100,000	$74,100	$9,900	$(69,233)	$(765)	$14,002

The accompanying notes are an integral part of these statements.

CORNERWORLD CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007

Note 1 Nature and Continuance of Operations
a)	Organization

CornerWorld Corporation (the “Company”) was incorporated in the State of Nevada, United States of America on November 09, 2004 as Olympic Weddings International, Inc. Effective May 2007, the Company changed its name to CornerWorld Corporation. The Company’s year-end is April 30 th .

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

The Company has adopted the Statement of Financial Accounting Standards (“SFAS”) No. 109 — “Accounting for Income Taxes”. SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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
Note 3 Basis of Presentation — Going Concern
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
On November 09, 2004, the Company issued 19,000,000 post split shares of restricted common stock for cash totalling $1,000 .
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
An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management’s evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.
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

		Amount and
		Nature of
Title of		Beneficial	Percent of
Class	Name and Address of Beneficial Owner	Ownership	Class 1
Common	Brent Sheppard President and member of the Board of Directors 6157 Sundance Drive Surrey, British Columbia, Canada, V3S 8B2	51,300,000	69.23%

Common	Patrick Wallace Secretary/Treasurer and member of the Board of Directors 18227 — 57A Avenue Surrey, British Columbia, Canada, V3S 6E6	5,700,000	7.69%

Common	Brian Pierson Member of the Board of Directors 20749 — 38A Avenue Langley, British Columbia, Canada, V3A 2V3	5,700,000	7.69%

Common	Directors and officers as a group	62,700,000	84.61%

(1)	Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) — 13(d)(1)

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

ITEM 13. EXHIBITS
          Exhibit Index
3.1	Articles of Incorporation*

3.2	By-laws*

31.1	Section 302 Certification — Chief Executive Officer

31.2	Section 302 Certification — Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

*	Incorporated by reference to our Form SB-2 Registration Statement Amendment 5 filed on April 21, 2006, SEC File Number 333-128614
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
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
All Other Fees
We did not incur any other fees billed by auditors for services rendered to us, other than the services covered in “Audit Fees” for the fiscal years ended April 30, 2007 and 2006.
Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.
Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of August, 2007.

CORNERWORLD CORPORATION

Date: September 27, 2007	By:	/s/ Scott Beck

	Name:	Scott Beck
	Title:	President