Form 10QSB
period 2007-10-31
Cornerworld Corp
filed 2007-12-14
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the quarterly period ended October 31, 2007

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

(469) 828-4277

(Issuer’s telephone number)

Copies to:

Richard A. Friedman, Esq.

Sichenzia Ross Friedman Ference LLP

61 Broadway, 32nd Floor

New York, New York 10006

Phone: (212) 930-9700

Fax: (212) 930-9725

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 14, 2007, the registrant had 66,939,227 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

2

CORNERWORLD CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

OCTOBER 31, 2007 AND 2006

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3 to F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

NOTES TO FINANCIAL STATEMENTS	F-7 to F-18

Cornerworld Corporation

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

October 31, 2007
Assets
Current assets
Cash	$406
406

Property and equipment
Computer equipment and software	44,744
Capitalized software development	188,554
233,298

Less accumulated depreciation and amortization	(11,917)
Property and equipment, net	221,381

Total assets	221,787

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	151,531
Credit card payable	16,746
Accrued expenses	4,738
Notes payable	80,000
253,015

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, no shares issued	—
Common stock, par value $.001 per share, 250,000,000 shares authorized, 66,906,500 shares	66,907
issued and outstanding
Additional paid-in-capital	1,029,323
Deficit accumulated during the development stage	(1,127,458)
(31,228)

Total liabilities and stockholders’ equity (deficit)	$221,787

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the	For the
	Three- Month	Three -Month
	Period Ended	Period Ended
	October 31, 2007	October 31, 2006

Income	$—	$—

Operating expenses
Software licenses and maintenance	2,700	—
Software development	15	2,456
Legal and professional fees	27,671	423
Regulatory expense	13,447	—
Rent expense	6,799	—
Travel and hospitality	3,554	—
Office and administration	3,159	—
Insurance expense	846	—
Advertising and public relations	22,317	—
Depreciation and amortization	8,594	—
Interest expense	2,461	—
Stock-based compensation	145,055	—
Common stock issued for legal and consulting services	798,000	—

Total operating expenses	1,034,618	2,879

Loss from operations	(1,034,618)	(2,879)

Other income
Interest income	—	—
	—	—

Net loss before income tax expense	(1,034,618)	(2,879)
Income tax (expense) benefit	—	—

Net loss	$(1,034,618)	$(2,879)

Net loss per share - basic and diluted	$(0.02)	(0.00)

Weighted average shares outstanding - basic and diluted	66,823,891	66,146,500

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

			For the Period from
	For the Six -Month	For the Six- Month	September 1, 2006
	Period Ended	Period Ended	(date of inception)
	October 31, 2007	October 31, 2006	to October 31, 2007

Income	$—	$—	$—

Operating expenses
Software licenses and maintenance	5,947	—	5,947
Software development	8,230	2,456	28,690
Legal and professional fees	40,990	423	45,990
Regulatory expense	15,031	—	15,031
Rent	12,934	—	13,559
Travel and hospitality	5,941	—	5,941
Office and administration	4,071	—	5,350
Insurance	3,426	—	3,426
Advertising and public relations	46,091	—	46,091
Depreciation expense	11,200	—	11,917
Interest expense	2,461	—	2,461
Stock-based compensation	145,055	—	145,055
Common stock issued for legal and consulting services	798,000	—	798,000

Total operating expenses	1,099,377	2,879	1,127,458

Loss from operations	(1,099,377)	(2,879)	(1,127,458)

Other income
Interest income	—	—	—
	—	—	—

Net loss before income tax expense	(1,099,377)	(2,879)	(1,127,458)

Income tax (expense) benefit	—	—	—

Net loss	$(1,099,377)	$(2,879)	$(1,127,458)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding - basic and diluted	66,485,196	66,146,500

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Periods Ended October 31, 2007

(Unaudited)

	Common	Common	Paid-in	Accumulated
	Stock Shares	Stock	Capital	Deficit	Total

Balance at September 1, 2006	66,146,500	$66,147	$87,028	$—	$153,175
Net loss	—	—	—	(28,081)	(28,081)

Balance at April 30, 2007	66,146,500	66,147	87,028	(28,081)	125,094
Net loss	—	—	—	(64,759)	(64,759)

Balance at July 31, 2007	66,146,500	66,147	87,028	(92,840)	60,335
Stock-based compensation	—	—	145,055	—	145,055
Common stock issued for legal and consulting services	760,000	760	797,240	—	798,000
Net loss	—	—	—	(1,034,618)	(1,034,618)

Balance at October 31, 2007	66,906,500	$66,907	$1,029,323	$(1,127,458)	$(31,228)

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			For the Period from
	Six -Month	Six -Month	September 1, 2006
	Period Ended	Period Ended	(date of inception)
	October 31, 2007	October 31, 2006	to October 31, 2007

Cash flows from operating activities
Net loss	$(1,099,377)	$(2,879)	$(1,127,458)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	11,200	—	11,917
Stock-based compensation	145,055	—	145,055
Common stock issued for legal and consulting services	798,000	—	798,000
Change in operating assets and liabilities
Accounts payable	129,874	—	151,531
Credit card payable	14,553	—	16,746
Accrued expenses	4,738	—	4,738
Net cash provided by (used in) operating activities	4,043	(2,879)	529

Cash flows from investing activities
Purchase of computer equipment and software	(22,112)	—	(44,744)
Capitalized software development	(172,398)	—	(188,554)
Net cash (used in) investing activities	(194,510)	—	(233,298)

Cash flows from financing activities
Proceeds from issuance of notes payable	80,000	2,879	80,000
Issuance of common stock	—	—	153,175
Net cash provided by financing activities	80,000	2,879	233,175

Net (decrease) increase in cash and cash equivalents	(110,467)	—	406

Cash and cash equivalents at beginning of period	110,873	—	—

Cash and cash equivalents at end of period	$406	$—	$406

Supplemental disclosure
Cash paid during the period for interest	$577	$—	$577
Cash paid during the period for income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2007

Note 1 - Nature and Continuance of Operations

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-QSB pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of the Company included in the Company’s Form 8-K filed on August 17, 2007 for the year ended April 30, 2007. Management acknowledges its responsibility for the preparation of the accompanying interim financial statements, which reflect all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

Organization

Cornerworld Corporation was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc. (“Olympic Weddings”). Effective May 1, 2007, the company changed its name to Cornerworld Corporation.

On August 10, 2007, Olympic Weddings completed a reverse merger (the “Merger”), with and into Cornerworld, Inc., a Delaware Corporation. Olympic Weddings acquired the business of Cornerworld, Inc. pursuant to the Merger, and will continue the existing business operations of Cornerworld, Inc. as a publicly-traded company under the name Cornerworld Corporation (the “Company”). Unless otherwise indicated, the terms “the Company,” “we,” “us,” and “our,” refer to Cornerworld Corporation after giving effect to the Merger unless the context clearly indicates otherwise. The term “Olympic Weddings” refers to Cornerworld Corporation (f/k/a Olympic Weddings International, Inc.) before giving effect to the Merger, and the term “Cornerworld, Inc.” refers to Cornerworld, Inc., before giving effect to the Merger.

Effective with the Merger, all previously 6,160,854 shares of outstanding common stock owned by Cornerworld, Inc.’s shareholders were exchanged for an aggregate of 66,146,500 shares of the Company’s common stock. The value of the Company’s common stock that was issued to Cornerworld, Inc.’s shareholders was the historical cost of the Company’s net tangible assets, which did not differ materially from its fair value.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Cornerworld, Inc. was formed under the laws of the state of Delaware on October 7, 2003 and remained inactive until September 1, 2006.

The Company’s year-end is April 30th.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2007

Note 1 - Nature and Continuance of Operations, continued

Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company’s business plan is to operate an interactive web-based platform for both amateur and professional creators of original content, their fans, friends, and families to connect with one another in an intuitive, secure and grassroots environment.

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

Note 2 - Summary of Significant Accounting Policies

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

Basis of Consolidation

These consolidated financial statements include the accounts of Cornerworld Corporation and its wholly-owned subsidiary, Cornerworld, Inc. (collectively referred to as “the Company”). All intercompany accounts and transactions have been eliminated.

Organizational and Start-up Costs

Costs of start-up activities, including organizations costs, are expensed as incurred in accordance with SOP 98-5.

Income Taxes

The Company accounts for income tax in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2007

Note 2 - Summary of Significant Accounting Policies, continued

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, if any, is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive

Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximate their fair value due to the short-term maturity of such instruments.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Revenue Recognition

The Company has had no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2007

Note 2 - Summary of Significant Accounting Policies, continued

Property and equipment

Property and equipment are recorded at cost and depreciated over their estimates useful lives using the straight-line method as follows:

Computer equipment	3 years
Office furniture	5 years
Computer software packages	3 years
Capitalized software development	3 years

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at October 31, 2007.

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

Accounting for Stock-Based Compensation

Effective August 17, 2007, the Company adopted the fair value provisions of SFAS No. 123(R), “Share-Based Payment” upon its implementation of the two stock-based compensation plans. SFAS No. 123(R) requires the recognition of stock-based compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R) and estimates their fair value based on using the Black-Scholes option pricing model.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At October 31, 2007, the Company had no deposit in a business bank account which is not insured and $406 in a business bank account which is insured by a Federal Government agency.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2007

Note 2 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes recognition of threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating FIN No. 48 to determine what impact, if any, it will have on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2007

Note 2 - Summary of Significant Accounting Policies, continued

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has adopted FSP 00-19-2, which had no material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

Note 3 - Basis of Presentation – Going Concern

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

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2007

Note 4 - Notes Payable

Notes payable at October 31, 2007 consist of the following:

Date of Notes	Due Date	Terms	Principal	Interest Rate
8-01-2007	7-30-2008	On demand	$40,000	10%
8-10-2007	7-30-2008	On demand	10,000	10%
8-12-2007	7-30-2008	On demand	30,000	10%
			$80,000

The $40,000 note payable is from the Company President’s mother, the $10,000 note payable is from the Company President’s second cousin, and the $30,000 note is from an unrelated party. The notes payable and related interest are payable in cash or stock at its fair market value equivalent at the option of the note holders.

Note 5 - Income Taxes

The Company is subject to domestic income taxes. The Company has had no income, and therefore has not accrued and paid any income tax.

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ended	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
April 30, 2007 (Audited)	$ (28,081)	2027	$ 8,143	$ (8,143)	$ 8,143	$—
October 31, 2007 (Unaudited)	$(1,099,377)	2028	$318,819	$(318,819)	$310,676	$—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(29%)
Deferred income tax valuation allowance	29%
Actual tax rate	0%

Note 6 - Related Party Transactions

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2007

Note 7 - Capital Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no issued and outstanding preferred shares as of October 31, 2007. The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. As of October 31, 2007, 66,906,500 shares of common stock were issued and outstanding.

As disclosed in the Company’s Form 8K filings with the SEC, on May 11, 2007, Olympic Weddings International, Inc. entered into a Share Exchange Agreement (the “Agreement”), with Cornerworld, Inc., a private company formed under the laws of Delaware, and the majority owned shareholders of Cornerworld, Inc. (the “Cornerworld Shareholders”) pursuant to which the Company has agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of Cornerworld, Inc. from the Cornerworld Shareholders. As consideration for the acquisition of the shares of Cornerworld, Inc., the Company has agreed to issue an aggregate of 62,700,000 shares of its common stock, $0.001 par value (the “Common Stock”) to the Cornerworld Shareholders in exchange for all of their shares of Cornerworld, Inc.’s then issued and outstanding common stock on the Merger completion or closing date. In connection with the Agreement, on May 4, 2007 the Company filed a Certificate of Amendment with the Nevada Secretary of State changing its name from Olympic Weddings International, Inc. to Cornerworld Corporation, as well as increasing the Company’s authorized shares of common stock from 75,000,000 shares to 250,000,000 shares at par value of $.001 per share and the creation of 10,000,000 shares of “blank check” preferred stock at par value of $.001 per share.

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

Pursuant to the Agreement, as amended, the parties agreed as follows:

•

Pursuant to Amendment No. 3 to Share Exchange Agreement as disclosed in form 8-K dated August 10, 2007, the non-affiliated shareholders of the Company agreed to sell their shares of the Company’s common stock, which in the aggregate is equal to 11,400,000 shares, for $750,000. The non-affiliated shareholders placed 8,400,000 shares into escrow pending the closing pursuant to an escrow agreement entered into on May 11, 2007 with Continental Stock Transfer and Trust Company (the “Escrow Agreement”) as escrow agent and placed 3,000,000 shares into a brokerage account for sale.

•

The parties agreed that up to 3,000,000 shares could be sold and the proceeds will be used to fund the purchase price of $750,000 for all 11,400,000 shares. Any shares that remain in the brokerage account upon achieving $750,000 in proceeds will be returned to the Company for cancellation. As of October 19, 2007, $496,000 of the $750,000 had been sold and paid. To settle the remaining balance of $254,000, the Company on October 19, 2007 entered into an agreement (“Financing Agreement”) with Dynasty Capital, LLC (“Dynasty”) pursuant to which the Company agreed to permit Dynasty to sell, for a period of 90 days ending on January 17, 2008, an aggregate of 800,000 shares (the “Shares”) of the Company’s common stock to an unaffiliated third party. The Financing Agreement further provided that upon completion of the sale of the Shares and the satisfaction of the obligation, Dynasty will loan the Company the excess proceeds that Dynasty receives above the $254,000 obligation.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2007

Note 7 - Capital Stock, continued

•

The Company and Dynasty also entered into a Purchase Agreement with respect to the funds to be provided to, and the secured promissory note (“the Note”), to be issued by, the Company. The Note is in the principal amount of $626,000, matures on October 19, 2009, and bears interest at a rate of 8.25 percent per annum. The $626,000 had not been funded as of October 31, 2007, accordingly the Company has not recorded the liability at October 31, 2007. It is the Company’s belief that it may not receive the funds from this Note. Finally, the Company’s obligations under the Note are secured by a security interest in certain assets of the Company, pursuant to a Security Agreement entered into by and between the Company and Dynasty dated October 19, 2007.

Additionally, a second Letter Agreement was entered into by and among the Company, Cornerworld, Inc. and the officers and directors of the Company, namely Messrs. Brent Sheppard, Brian Pierson and Patrick Wallace, dated August 10, 2007, whereby the aforementioned officers and directors agreed to provide the Company with consulting services during the transition period of two (2) months from the date of closing of the Share Exchange Agreement, in exchange for the Company granting to such officers and directors 320,000 stock options under the Company’s stock compensation plan detailed below priced at $1.40 per share. The officers and directors of Olympic Weddings also agreed to sell 62,700,000 restricted shares of Olympic Weddings common stock to the Company for a nominal total price of $10.00. On August 10, 2007, the conditions to closing as outlined in the Agreement, as amended, were satisfied and a closing of the transaction took place (the “Closing”). In connection with the Closing of the Agreement, the Company’s business address has changed to 12222 Merit Drive, Suite 120, Dallas, Texas 75251.

In connection with the reverse merger, the Company issued 760,000 restricted shares of common stock with a fair value of $798,000 in exchange for legal and consulting services. Accordingly, the Company has recorded $798,000 of legal and consulting services resulting from the common stock issued for services provided by these professionals for the three months, six months ended October 31, 2007 as well as from inception (September 1, 2006) through October 31,2007.

Effective with the Merger, all previously 6,160,854 shares of outstanding common stock owned by Cornerworld, Inc.’s shareholders were exchanged for an aggregate of 66,146,500 shares of the Company’s common stock. The value of the Company’s common stock that was issued to Cornerworld, Inc.’s shareholders was the historical cost of the Company’s net tangible assets, which did not differ materially from its fair value.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Note 8 - Stock-Based Compensation Plans

Incentive Stock Plan

On August 17, 2007, the Company’s board of directors adopted and implemented the Company’s 2007 Incentive Stock Plan. Under the Incentive Stock Plan, the Company is authorized to issue 4,000,000 shares of its common stock to the Company’s directors, officers, employees, advisors or consultants.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2007

Note 8 - Stock-Based Compensation Plans, continued

Any stock options granted under the Incentive Stock Plan (“Incentive Stock Option”) to a person who at the time the Incentive Stock Option is granted owns stock possessing more than 10% of the total combined voting power or value of all classes of stock of the Company (“Ten Percent Holder”) shall have an exercise price of no less than 110% of the Fair Market Value of the Stock as of the date of grant. Incentive Stock Options granted to a person who at the time the Incentive Stock Option is granted is not a Ten Percent Holder shall have an exercise price of no less than 100% of the Fair Market Value of the Stock as of the date of grant.

Any Incentive Stock Option granted to an employee of the Company shall become exercisable over a period of no longer than 5 years, and no less than 20% of the shares covered thereby shall become exercisable annually. 20% of shares vest annually beginning on the first anniversary of the grant. The options expire 10 years from the grant date.

In October 2007 the Company granted 319,000 Options at an exercise price of $1.40.

Stock Compensation Plan

On August 17, 2007, the Company’s board of directors adopted and implemented the Company’s 2007 Stock Compensation Plan (the “Compensation Plan”). The total number of shares of the Company’s common stock which may be purchased or granted directly by Options, Stock Awards or Warrants under the Compensation Plan shall not exceed 4,000,000 shares of the Company’s common stock.

Awards granted to a participant of the Company shall become exercisable over a period of no longer than 5 years, and may vest as determined at the Company’s discretion at the time of grant.

On August 17, 2007 the Company granted 106,667 Options to Mr. Brent Sheppard at an exercise price of $1.40, 106,667 Options to Mr. Patrick Wallace at an exercise price of $1.40, and 106,666 Options to Mr. Brian Pierson at an exercise price of $1.40. An additional 3,680,000 Options were granted to Crystal Blue Consulting at an exercise price of $1.10.

Following is a summary of the status of the share-based payment plans as of October 31, 2007:

	Incentive Stock Plan		Stock Compensation Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at May 1, 2007	—	—	—	—
Granted	319,000	$1.30	4,000,000	$1.12
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at October 31, 2007	319,000	$1.30	4,000,000	$1.12

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2007

Note 8 - Stock-Based Compensation Plans, continued

The fair value of each option granted is estimated on the grant date using the Black-Scholes valuation model. The following assumptions were made in estimating fair value:

Assumption	Incentive Stock Plan	Stock Compensation Plan
Dividend yield	0%	0%
Expected term	5 years	5 years
Risk-free interest rate	4.17%	4.35%
Expected life	5 years	5 years
Expected volatility	69%	66%

Stock-based compensation charged to operations was $145,055 for the three months, six months ended October 31, 2007 and as well as for the period from September 1, 2006 (date of inception) to October 31, 2007.

Note 9 - Merger and Corporate Restructuring

On August 10, 2007, the Company completed a reverse merger transaction with and into Cornerworld, Inc., the sole subsidiary of the Company following the completion of the Merger. As a result of the Merger, the shareholders of Cornerworld, Inc. received shares of the Company’s common stock with a par value of $0.001 per share in exchange for all their shares of the common stock of Cornerworld, Inc. There was a change in control resulting from this Merger. In accordance with SFAS No. 141, “Accounting for Business Combinations”, Cornerworld, Inc. was the acquiring and surviving entity for accounting purposes. While the transaction is accounted for using the purchase method of accounting, in substance the transaction was a recapitalization of Cornerworld, Inc., or the surviving entity’s capital structure.

For accounting purposes, Cornerworld, Inc. has accounted for the transaction as a reverse acquisition and Cornerworld, Inc. will be the surviving entity as a publicly-traded company under the name Cornerworld Corporation (the “Company”). The Company did not recognize goodwill or any intangible assets in connection with this transaction.

Effective with the Merger, all previously 6,160,854 shares of outstanding common stock owned by Cornerworld, Inc.’s shareholders were exchanged for an aggregate of 66,146,500 shares of the Company’s common stock. The value of the Company’s common stock that was issued to Cornerworld, Inc.’s shareholders was the historical cost of the Company’s net tangible assets, which did not differ materially from its fair value.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

October 31, 2007

Note 10 – Subsequent Events

Subsequent to October 31, 2007 and before the date of the filing, 10,000 shares of common stock were issued to Uptick Capital, LLC as compensation for investor relations work. An additional 20,000 shares will be issued over the next two months in accordance with their consulting agreement.

In October 2007, an investor committed to purchase $25,000 of stock at $1.10 per share. The cash was not received and stock was not issued until after October 31, 2007. The cash was received on November 16, 2007 and 22,727 shares of common stock was issued subsequent to October 31, 2007 and before the date of the filing.

On November 27, 2007, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.66 per share to an individual for his commitment to serve as an advisor of the Company for one year commencing December 1, 2007. The warrant expires November 27, 2012.

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

Results of Operations

Three Months and Six-Month Periods Ended October 31, 2007 compared to Three Months and Six-Month Periods Ended October 31, 2006 as well as period from September 1, 2006 (date of inception) to October 31, 2007.

Revenue and Gross Profit

Our revenue and gross profit for the three months ended October 31, 2007 was $-0- and for October 31, 2006 the revenue was $-0- and the gross profit was $-0-. We have refocused our business strategy towards a social networking web-based site.

Net Loss

For the three months ended October 31, 2007, we incurred a net loss of $1,034,618, or $0.02 per share, which was an increase of $1,031,739 from the net loss of $2,879, or $0.0 per share for the three months ended October 31, 2006. The increase in net loss is primarily attributable to an increase in professional fees, advertising and public relations expense, regulatory expense, stock-based compensation, and issuance of common stock for legal and consulting services.

For the six months ended October 31, 2007, we incurred a net loss of $1,099,377 or $0.02 per share, which was an increase of $1,096,498 from the net loss of $2,879, or $0.0 per share for the six months ended October 31, 2006. The increase in net loss is primarily attributable to an increase in professional fees, advertising and public relations expense, regulatory expense, stock-based compensation, and issuance of common stock for legal and consulting services.

The cumulative net loss since inception is $1,127,458.

Operating Expenses

Total operating expenses for the three months ended October 31, 2007 increased by $1,031,739 to $1,034,618 from $2,879 for the three months ended October 31, 2006. This change is due principally to an increase in professional fees, advertising and public relations expense, regulatory expense, stock-based compensation, and issuance of common stock for legal and consulting services.

Total operating expenses for the six months ended October 31, 2007 increased by $1,096,498 to $1,099,377 from $2,879 for the six months ended October 31, 2006. This change is due principally to an increase in professional fees, advertising and public relations expense, regulatory expense, stock-based compensation, and issuance of common stock for legal and consulting services.

The cumulative operating expenses since inception are $1,127,458.

Liquidity and Capital Resources

As of October 31, 2007, we had a working capital deficit of approximately $252,609 and cash of $406. For the six months ended October 31, 2007, we received financing of $80,000 in the form of on demand notes maturing in one year with an interest rate of 10% per annum. Our investing activity for the six months ended October 31, 2007, consisted of $194,510 for purchases of computer equipment and software and website developments costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES, continued

Since inception (September 1, 2006) to October 31, 2007, we received financing of $80,000 in the form of on demand notes maturing in one year with an interest rate of 10% per annum and also $153,175 for issuance of capital stock. Our investing for the period from inception (September 1, 2006) through October 31, 2007 consisted of $233,298 for purchases of computer equipment and software and website development costs. We have not acquired additional financing. We do not have the funds necessary to maintain our operations for the remainder of our fiscal year, and will need to raise additional funding.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief operating history as a start up company, our operations have not been a source of liquidity. We will need to obtain additional capital in order to maintain and expand our operations. We are currently investigating other financial alternatives, including additional equity and/or debt financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

Recent Financings

We have entered into an agreement with Dynasty Capital, LLC as described in Note 7 to the financial statements to settle the remaining balance of the purchase price of the outstanding shares of the Company’s stock per the terms of the share exchange agreement. As also described in Note 7, the Company and Dynasty also entered into a Purchase Agreeement with respect to the funds to be provided to, and the secured promissory note to be issued by, the Company. The agreement had not been funded as of October 31, 2007. However, there can be no assurance that such funds will become available to us.

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

Revenue Recognition

The Company has had no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes recognition of threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating FIN No. 48 to determine what impact, if any, it will have on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES, continued

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has adopted FSP 00-19-2, which had no material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of the Company’s business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 11, 2007, Olympic Weddings International, Inc. (“Olympic Wedding”) entered into a Share Exchange Agreement (the “Agreement”) with CornerWorld, Inc., a private company formed under the laws of Delaware, and the majority owned shareholders of CornerWorld, Inc. (the “CornerWorld Shareholders”) pursuant to which Olympic Wedding has agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of CornerWorld, Inc. from the CornerWorld Shareholders. As consideration for the acquisition of the shares of CornerWorld, Inc., Olympic Wedding has agreed to issue an aggregate of 62,700,000 shares of Common stock, $0.001 par value (the “Common Stock”) to the CornerWorld Shareholders. In connection with the Agreement, on May 4, 2007 Olympic Wedding filed a Certificate of Amendment with the Nevada Secretary of State changing its name from Olympic Weddings International, Inc. to Cornerworld Corporation, as well as increasing its authorized shares of common stock from 75,000,000 shares to 250,000,000 shares and the creation of 10,000,000 shares of “blank check” preferred stock.

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

CORNERWORLD CORPORATION

Date: December 14, 2007	By:	/s/ Scott Beck
Scott Beck
President
(Principal Executive Officer)

By:	/s/ Scott Beck
Scott Beck
Principal Accounting Officer