Form 10QSB
period 2008-01-31
Cornerworld Corp
filed 2008-03-14
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the quarterly period ended January 31, 2008

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

(469) 828-4277

(Issuer’s telephone number)

Copies to:

Richard A. Friedman, Esq.

Sichenzia Ross Friedman Ference LLP

61 Broadway, 32nd Floor

New York, New York 10006

Phone: (212) 930-9700

Fax: (212) 930-9725

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 14, 2008 the registrant had 67,368,317 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CORNERWORLD CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JANUARY 31, 2008

CONTENTS

Page

CONSOLIDATED BALANCE SHEET	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3 to F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 to F-19

Cornerworld Corporation

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

Assets

January 31, 2008
Current assets
Cash	$11,371
11,371

Property and equipment
Computer equipment and software	47,852
Capitalized software development	223,674
271,526

Less accumulated depreciation and amortization	(32,335)
Property and equipment, net	239,191

Total assets	$250,562

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$210,475
Credit card payable	17,192
Accrued expenses	17,862
Notes payable	80,000
Common stock to be issued	50,000
375,529

Commitments and contingencies

Stockholders’ deficit
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, no shares issued	—
Common stock, par value $.001 per share, 250,000,000 shares authorized, 67,189,227 shares	67,189
issued and outstanding
Additional paid-in-capital	1,280,021
Deficit accumulated during the development stage	(1,472,177)
(124,967)

Total liabilities and stockholders’ deficit	$250,562

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the	For the
	Three-Month	Three-Month
	Period Ended	Period Ended
	January 31, 2008	January 31, 2007

Income	$—	$—

Operating expenses
Software licenses and maintenance	900	—
Software development	—	5,573
Legal and professional fees	49,640	—
Regulatory expense	7,274	—
Rent expense	8,448	—
Travel and hospitality	1,988	—
Office and administration	1,133	—
Insurance expense	—	—
Advertising and public relations	26,539	—
Depreciation and amortization	20,419	202
Interest expense	2,898	—
Stock-based compensation	193,874	—
Common stock issued for legal and consulting services	31,606	—

Total operating expenses	344,719	5,775

Loss from operations	(344,719)	(5,775)

Other income
Interest income	—	—
	—	—

Net loss before income tax expense	(344,719)	(5,775)
Income tax (expense) benefit	—	—

Net loss	$(344,719)	$(5,775)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	66,970,917	66,146,500

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the	For the	For the Period from
	Nine-Month	Nine-Month	September 1, 2006
	Period Ended	Period Ended	(date of inception)
	January 31, 2008	January 31, 2007	to January 31, 2008

Income	$—	$—	$—

Operating expenses
Software licenses and maintenance	6,847	—	6,847
Software development	8,230	8,030	28,690
Legal and professional fees	90,630	423	95,630
Regulatory expense	22,305	—	22,305
Rent	21,382	—	22,007
Travel and hospitality	7,929	—	7,929
Office and administration	5,204	—	6,483
Insurance	3,426	—	3,426
Advertising and public relations	72,631	—	72,631
Depreciation and amortization	31,618	202	32,335
Interest expense	5,359	—	5,359
Stock-based compensation	338,929	—	338,929
Common stock issued for legal and consulting services	829,606	—	829,606

Total operating expenses	1,444,096	8,655	1,472,177

Loss from operations	(1,444,096)	(8,655)	(1,472,177)

Other income
Interest income	—	—	—
	—	—	—

Net loss before income tax expense	(1,444,096)	(8,655)	(1,472,177)

Income tax (expense) benefit	—	—	—

Net loss	$(1,444,096)	$(8,655)	$(1,472,177)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding - basic and diluted	66,901,480	66,146,500

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the	For the Period from
	Nine-Month	Nine-Month	September 1, 2006
	Period Ended	Period Ended	(date of inception)
	January 31, 2008	January 31, 2007	to January 31, 2008

Cash flows from operating activities
Net loss	$(1,444,096)	$(8,655)	$(1,472,177)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	31,618	202	32,335
Stock-based compensation	338,929	—	338,929
Common stock issued for legal and consulting services	829,606	—	829,606
Change in operating assets and liabilities
Accounts receivable	—	(567)	—
Accounts payable	188,818	3,507	210,475
Credit card payable	14,999	—	17,192
Accrued expenses	17,862	—	17,862
Net cash used in operating activities	(22,264)	(5,513)	(25,778)

Cash flows from investing activities
Purchase of computer equipment and software	(25,220)	(3,954)	(47,852)
Capitalized software development	(207,518)	—	(223,674)
Net cash used in investing activities	(232,738)	(3,954)	(271,526)

Cash flows from financing activities
Proceeds from issuance of notes payable	80,000	—	80,000
Issuance of common stock	25,500	9,840	178,675
Proceeds from common stock to be issued	50,000	—	50,000
Net cash provided by financing activities	155,500	9,840	308,675

Net (decrease) increase in cash and cash equivalents	(99,502)	373	11,371

Cash and cash equivalents at beginning of period	110,873	—	—

Cash and cash equivalents at end of period	$11,371	$373	$—

Supplemental disclosure
Cash paid during the period for interest	1,452	—	1,452
Cash paid during the period for income taxes	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2008

Note 1 – Nature and Continuance of Operations

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

Organization

Cornerworld Corporation was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc. (“Olympic Weddings”). Effective May 1, 2007, Olympic Weddings changed its name to Cornerworld Corporation.

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

January 31, 2008

Note 1 – Nature and Continuance of Operations, continued

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

Note 2 – Summary of Significant Accounting Policies

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

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2008

Note 2 – Summary of Significant Accounting Policies, continued

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, if any, is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive.

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

Revenue Recognition

The Company has had no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

January 31, 2008

Note 2 – Summary of Significant Accounting Policies, continued

Property and equipment

Property and equipment are recorded at cost and depreciated over their estimates useful lives using the straight-line method as follows:

Computer equipment	3 years
Office furniture	5 years
Computer software packages	3 years
Capitalized software development	3 years

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at January 31, 2008.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At January 31, 2008, the Company had no deposit in a business bank account which is not insured and $11,371 in a business bank account which is insured by a Federal Government agency.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2008

Note 2 – Summary of Significant Accounting Policies, continued

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not have any defined benefit pension and other postretirement plans. Accordingly, the adoption of this standard will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2008

Note 2 – Summary of Significant Accounting Policies, continued

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

In December 2007, the FASB issued SFAS No. 141(R),”Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2008

Note 3 – Basis of Presentation – Going Concern

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

Note 4 – Notes Payable

Notes payable at January 31, 2008 consist of the following:

Date of Notes	Due Date	Terms	Principal	Interest Rate
8-01-2007	7-30-2008	On demand	$ 40,000	10%
8-10-2007	7-30-2008	On demand	10,000	10%
8-12-2007	7-30-2008	On demand	30,000	10%
			$ 80,000

The $40,000 note payable is from the Company President’s mother, the $10,000 note payable is from the Company President’s second cousin, and the $30,000 note is from an unrelated party. The notes payable and related interest are payable in cash or stock at its fair market value equivalent at the option of the note holders.

Note 5 – Income Taxes

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

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2008

Note 5 – Income Taxes,continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ended	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
April 30, 2007 (Audited)	$(28,081)	2027	$8,143	$(8,143)	$8,143	$—
January 31, 2008 (Unaudited)	$(1,444,096)	2028	$418,788	$(418,788)	$410,645	$—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(29%)
Deferred income tax valuation allowance	29%
Actual tax rate	0%

Note 6 – Related Party Transactions

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Note 7 – Capital Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no issued and outstanding preferred shares as of January 31, 2008. The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. As of January 31, 2008, 67,189,227 shares of common stock were issued and outstanding.

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

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2008

Note 7 – Capital Stock, continued

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

•

The parties agreed that up to 3,000,000 shares could be sold and the proceeds will be used to fund the purchase price of $750,000 for all 11,400,000 shares. Any shares that remain in the brokerage account upon achieving $750,000 in proceeds will be returned to the Company for cancellation. As of October 19, 2007, $496,000 of the $750,000 had been sold and paid. To settle the remaining balance of $254,000, the Company on October 19, 2007 entered into an agreement (“Financing Agreement”) with Dynasty

•

Capital, LLC (“Dynasty”) pursuant to which the Company agreed to permit Dynasty to sell, for a period of 90 days ending on January 17, 2008, an aggregate of 800,000 shares (the “Shares”) of the Company’s common stock to an unaffiliated third party. The Financing Agreement further provided that upon completion of the sale of the Shares and the satisfaction of the obligation, Dynasty will loan the Company the excess proceeds that Dynasty receives above the $254,000 obligation. As of January 17, 2008 the “Financing Agreement” expired pursuant to the terms and cancellation of the remaining shares has not taken place.

•

The Company and Dynasty also entered into a Purchase Agreement with respect to the funds to be provided to, and the secured promissory note (“the Note”), to be issued by, the Company. The Note is in the principal amount of $626,000, matures on October 19, 2009, and bears interest at a rate of 8.25 percent per annum. The $626,000 had not been funded as of January 17, 2008 and the Purchase Agreement expired pursuant to the terms.

Additionally, a second Letter Agreement was entered into by and among the Company, Cornerworld, Inc. and the officers and directors of the Company, namely Messrs. Brent Sheppard, Brian Pierson and Patrick Wallace, dated August 10, 2007, whereby the aforementioned officers and directors agreed to provide the Company with consulting services during the transition period of two (2) months from the date of closing of the Share Exchange Agreement, in exchange for the Company granting to such officers and directors 320,000 stock options under the Company’s stock compensation plan detailed below priced at $1.40 per share. The officers and

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2008

Note 7 – Capital Stock, continued

directors of Olympic Weddings also agreed to sell 62,700,000 restricted shares of Olympic Weddings common stock to the Company for a nominal total price of $10.00. On August 10, 2007, the conditions to closing as outlined in the Agreement, as amended, were satisfied and a closing of the transaction took place (the “Closing”). In connection with the Closing of the Agreement, the Company’s business address has changed to 12222 Merit Drive, Suite 120, Dallas, Texas 75251.

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

The Company issued 22,727 shares of common stock for $25,000 cash on November 20, 2007. In January 2008, the Company received $500 cash proceeds firm issuance of 250,000 shares of its common stock to a consulting firm in connection with a consulting agreement entered into on January 14, 2008 with a fair value of $318,750 for one year consulting services. The Company has charged $12,206 of consulting services expense to its operations for the period ended January 31, 2008. In addition, the Company issued 10,000 shares of its common stock with a fair value of $19,400 to another consulting firm for consulting services rendered during the period ended January 31, 2008. Accordingly, the Company has recorded $31,606 of legal and consulting services resulting from common stock issued for services provided by these professionals for the three months ended January 31, 2008, $829,606 for the nine months ended January 31, 2008 as well as from inception (September 1, 2006) through January 31, 2008. The Company received $50,000 for 45,454 shares of common stock as of January 31, 2008 but the shares were not issued until after January 31, 2008. Accordingly, the Company has recorded a liability of $50,000 as common stock to be issued as included on its accompanying consolidated balance sheet at January 31, 2008.

Note 8 – Stock-Based Compensation Plans

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

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2008

Note 8 – Stock-Based Compensation Plans, continued

Any Incentive Stock Option granted to an employee of the Company shall become exercisable over a period of no longer than 5 years, and no less than 20% of the shares covered thereby shall become exercisable annually. 20% of shares vest annually beginning on the first anniversary of the grant. The options expire 10 years from the grant date.

In October 2007, the Company granted 319,000 Options at an exercise price of $1.40. On January 24, 2008, the Company granted 100,000 Options at an exercise price of $1.10.

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

On August 17, 2007, the Company granted 106,667 Options to Mr. Brent Sheppard at an exercise price of $1.40, 106,667 Options to Mr. Patrick Wallace at an exercise price of $1.40, and 106,666 Options to Mr. Brian Pierson at an exercise price of $1.40. An additional 3,680,000 Options were granted to Crystal Blue Consulting at an exercise price of $1.10.

Following is a summary of the status of the share-based payment plans as of January 31, 2008:

	Incentive Stock Plan		Stock Compensation Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at May 1, 2007	—	—	—	—
Granted	419,000	$ 1.25	4,000,000	$ 1.12
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at January 31, 2008	419,000	$ 1.25	4,000,000	$ 1.12

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2008

Note 8 – Stock-Based Compensation Plans, continued

The fair value of each option granted is estimated on the grant date using the Black-Scholes valuation model. The following assumptions were made in estimating fair value:

Assumption	Incentive Stock Plan		Stock Compensation Plan
Grant Date	10/18/2007	1/24/2008	8/17/2007
Dividend yield	0%	0%	0%
Expected term	5 years	5 years	5 years
Risk-free interest rate	4.17%	2.85%	4.35%
Expected life	5 years	5 years	5 years
Expected volatility	69%	107%	66%

Warrants

On November 27, 2007, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.66 per share to an individual for his commitment to serve as an advisor of the Company for one year commencing December 1, 2007. The warrant expires November 27, 2012. The following assumptions were made in estimating fair value:

Assumption	Warrant
Grant Date	11/27/2007
Dividend yield	0%
Expected term	5 years
Risk-free interest rate	3.38%
Expected life	5 years
Expected volatility	72%

Stock-based compensation charged to operations was $193,874 for the three months ended January 31, 2008, which consisted of $189,233 from the Incentive Stock and Stock Compensation Plans and $4,641 from the Warrant. Stock-based compensation charged to operations was $338,929 for the nine months as well as for the period from September 1, 2006 (date of inception) to January 31, 2008, which consisted of $334,288 from the Incentive Stock and Stock Compensation Plans and $4,641 from the Warrant.

Note 9 – Merger and Corporate Restructuring

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

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2008

Note 9 – Merger and Corporate Restructuring,continued

For accounting purposes, Cornerworld, Inc. has accounted for the transaction as a reverse acquisition and Cornerworld, Inc. is the surviving entity as a publicly-traded company under the name Cornerworld Corporation (the “Company”). The Company did not recognize goodwill or any intangible assets in connection with this transaction.

Effective with the Merger, all previously 6,160,854 shares of outstanding common stock owned by Cornerworld, Inc.’s shareholders were exchanged for an aggregate of 66,906,500 shares of the Company’s common stock. The value of the Company’s common stock that was issued to Cornerworld, Inc.’s shareholders was the historical cost of the Company’s net tangible assets, which did not differ materially from its fair value.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Note 10 – Subsequent Events

Subsequent to January 31, 2008 and before the date of the filing, the Company issued three warrants to three individuals to purchase 30,000 shares per warrant, for a total of 90,000 shares of the Company’s common stock at an exercise price of $1.19.

The Company received $50,000 on January 31, 2008 in connection with the issuance of 45,454 shares of its common stock, however, the shares were not issued until after January 31, 2008. Accordingly, the Company has recorded a liability of $50,000 as common stock to be issued as included on its accompanying consolidated balance sheet at January 31, 2008.

The Company has raised an additional funding of $125,000 from issuance of 133,636 shares of its common stock subsequent to January 31, 2008.

Subsequent to January 31, 2008, the Company has an obligation to issue an additional 270,000 shares of common stock to two consulting firms upon completion of the consulting services in accordance with the consulting agreements.

The Company announced on January 31, 2008 that it has signed a letter of intent to purchase 100% of Sway, Inc. for $30 million through a combination of cash and the Company’s common stock as disclosed in the Company’s Form 8-K filed on February 5, 2008.

As disclosed in the Company’s Form 8-K filing on March 13, 2008, the Company entered into a Share Exchange Agreement (the “Agreement”) on March 7, 2008 with Sway, Inc., a company formed pursuant to the laws of Delaware (“Sway”), and the shareholders of Sway (the “Sway Shareholders”). Pursuant to the Agreement, the Company agreed to acquire all of the outstanding equity stock of Sway from the Sway Shareholders. As consideration for the acquisition of Sway, the Company agreed to issue 17,420,000 shares of the

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

January 31, 2008

Note 10 – Subsequent Events,continued

Company’s common stock to the Sway Shareholders (the “Cornerworld Shares”). 11,613,333 of the Cornerworld Shares shall be distributed to the Sway Shareholders on the closing date. The remaining 5,806,667 of the Cornerworld Shares shall be placed in escrow (“Escrow Shares”) and subject to the terms of the “look-back” provision as described below. These issuances are exempt from registration requirements under Regulation D under the Securities Act of 1933, as amended. The Sway Shareholders will also receive $3,000,000 in cash to be paid as follows: $1,500,000 cash to the Sway Shareholders on the closing date, $750,000 6 months after the closing date and the final $750,000 one year after the closing date. In addition, the Company will provide Sway with $1,000,000 in funds for working capital on the closing date, with such funds to be used for the retirement of the Sway bank debt on the closing date, and marketing and development of the Sway business. The closing of the Agreement is subject to the satisfaction of customary closing conditions, including, among other things, a due diligence examination of the Sway Business and Sway Financial statements, as defined in the Agreement, and the raising by the Company of a minimum amount of capital.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES, continued

Results of Operations

Three Months and Nine Months Ended January 31, 2008 compared to Three Months and Nine Months Period Ended January 31, 2007 as well as period from September 1, 2006 (date of inception) to January 31, 2008.

Revenue and Gross Profit

Our revenue and gross profit for the three months ended January 31, 2008 was $-0- and for January 31, 2007 the revenue was $-0- and the gross profit was $-0-.

Net Loss

For the three months ended January 31, 2008, we incurred a net loss of $344,719, or $0.01 per share, which was an increase of $338,944 from the net loss of $5,775, or $0.00 per share for the three months ended January 31, 2007. The increase in net loss is primarily attributable to an increase in professional fees, advertising and public relations expense, regulatory expense, and stock-based compensation.

For the nine months ended January 31, 2008, we incurred a net loss of $1,444,096 or $0.02 per share, which was an increase of $1,435,441 from the net loss of $8,655, or $0.00 per share for the nine months ended January 31, 2007. The increase in net loss is primarily attributable to an increase in professional fees, advertising and public relations expense, regulatory expense, and stock-based compensation.

The cumulative net loss since inception is $1,472,177.

Operating Expenses

Total operating expenses for the three months ended January 31, 2008 increased by $338,944 to $344,719 from $5,775 for the three months ended January 31, 2007. This change is due principally to an increase in professional fees, advertising and public relations expense, regulatory expense, and stock-based compensation.

Total operating expenses for the nine months ended January 31, 2008 increased by $1,435,441 to $1,444,096 from $8,655 for the nine months ended January 31, 2007. This change is due principally to an increase in professional fees, advertising and public relations expense, regulatory expense, and stock-based compensation.

The cumulative operating expenses since inception are $1,472,177.

Liquidity and Capital Resources

As of January 31, 2008, we had a working capital deficit of approximately $364,158 and cash of $11,371. For the nine months ended January 31, 2008, we received financing of $80,000 in the form of on demand notes maturing in one year with an interest rate of 10% per annum, $25,500 for the issuance of common stock and $50,000 for common stock to be issued. Our investing activity for the nine months ended January 31, 2008, consisted of $232,738 for purchases of computer equipment and software and website developments costs.

Since inception (September 1, 2006) to January 31, 2008, we received financing of $80,000 in the form of on demand notes maturing in one year with an interest rate of 10% per annum and also $178,675 for issuance of common stock and $50,000 for common stock to be issued. Our investing for the period from inception (September 1, 2006) to January 31, 2008 consisted of $271,526 for purchases of computer equipment and software and website development costs. We have not acquired additional debt financing. The Company has raised an additional funding of $125,000 from issuance of 133,636 shares of its common stock subsequent to January 31, 2008. We do not have the funds necessary to maintain our operations for the remainder of our fiscal year, and will need to raise additional funding.

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

Revenue Recognition

The Company has had no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not have any defined benefit pension and other postretirement plans. Accordingly, the adoption of this standard will have no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements, continued

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

In December 2007, the FASB issued SFAS No. 141(R),”Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

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

CORNERWORLD CORPORATION

Date: March 14, 2008	By:	/s/ Scott Beck
Scott Beck
President (Principal Executive Officer)

By:	/s/ Scott Beck
Scott Beck
Principal Accounting Officer