Form 10-K
period 2008-04-30
Cornerworld Corp
filed 2008-08-08
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the fiscal year ended April 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the Transition Period From _____ to _____

Commission File Number:333-128614

CORNERWORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0434357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12222 Merit Drive Suite 120

Dallas, Texas 75251

(Address of principal executive offices)

(469) 828-4277

(Issuer’s telephone number)

Copies to:

Richard A. Friedman, Esq.

Jonathan R. Shechter, Esq.

Sichenzia Ross Friedman Ference LLP

61 Broadway, 32nd Floor

New York, New York 10006

Phone: (212) 930-9700

Fax: (212) 930-9725

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐	No ☒

As of June 30, 2008, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.61 was approximately $13,650,265.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

PART I

ITEM 1. BUSINESS

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

Forward-Looking Statements

The information in this annual report contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than these statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with the financial statements of Cornerworld Corporation, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. We will require additional funds to continue research, development and testing of our technologies and products, to obtain intellectual property protection relating to our technologies when appropriate, and to market our products. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

We face significant competition from YouTube, My Space, Craig’s List, Evite, Shutterfly, and Facebook.

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information and entertainment on the web. Currently, we consider our primary competitors to be YouTube, My Space, Craig’s List, Evite, Shutterfly, and Facebook. Also, our competitors have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. YouTube, My Space, Craig’s List, Evite, Shutterfly, and Facebook also may have a greater ability to attract and retain users than we do because they operate internet portals with a broad range of content products and services. If our competitors are successful in providing similar or better web sites, more relevant advertisements or in leveraging their platforms or products to make their web services easier to access, we could experience a significant decline in user traffic or in the size of the Company’s network. Any such decline could negatively affect our revenues.

We face competition from traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

In addition to internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a very small portion of which is allocated to internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in Item 1A, Risk Factors, and the following factors may affect our operating results:

•	Our ability to continue to attract users to our web sites.

•	Our ability to monetize (or generate revenue from) traffic on our web sites.

•	Our ability to attract advertisers to our program.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to achieve revenue goals for partners to whom we guarantee minimum payments or pay distribution fees.

•	Our ability to generate revenue from services in which we have invested considerable time and resources.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. For example, in 1999, advertisers spent heavily on internet advertising. This was followed by a lengthy downturn in ad spending on the web. Also, user traffic tends to be seasonal. Our growth has masked the cyclicality and seasonality of our business. As our growth rate has slowed, the cyclicality and seasonality in our business has become more pronounced and will cause our operating results to fluctuate in the future.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that make using the internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web based products and services. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new products and services that people can easily and effectively use. If we are unable to provide quality products and services, then our users may become dissatisfied and move to a competitor’s products and services. Our operating results would also suffer if our innovations are not responsive to the needs of our users and members, are not appropriately timed with market opportunities or are not effectively brought to market. As internet broadcasting technology and social networks continue to develop, our competitors may be able to offer products and services that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive.

Our business and operations are experiencing growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced, and continue to experience, growth in our operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our products and services.

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interfere with the Cornerworld experience. These applications have in the past attempted, and may in the future attempt, to change our users’ internet experience. The interference often occurs without disclosure to or consent from users, resulting in a negative experience that users may associate with Cornerworld. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. In addition, we offer a number of products and services that our users download to their computers or that they rely on to store information and transmit information to others over the internet. These products and services are subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful, or if our products and services have actual or perceived vulnerabilities, our reputation may be harmed and our user traffic could decline, which would damage our business.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract new technology developers and to retain and motivate our existing contractors.

We rely on bandwidth providers, data centers or others in providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on vendors, including data center and bandwidth providers. Any disruption in the network access or colocation services provided by these providers or any failure of these providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over these vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases to facilitate aspects of our data center and connectivity operations including internet traffic management services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays in connection with these technologies and information services could harm our relationship with users, adversely affect our brand and expose us to liabilities.

Our systems are also heavily reliant on the availability of electricity. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly and their fuel supply could be inadequate during a major power outage. This could result in a disruption of our business.

Our business depends on continued and unimpeded access to the internet by us and our users. Internet access providers may be able to block, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.

Our products and services depend on the ability of our users to access the internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. These activities may be permitted in the U.S. after recent regulatory changes, including recent decisions by the U.S. Supreme Court and Federal Communications Commission and under legislation being considered by the U.S. Congress. While interference with access to our popular products and services seems unlikely, such carrier interference could result in a loss of existing users and advertisers, increased costs, and impair our ability to attract new users and advertisers, thereby harming our revenue and growth.

Risks Related to Ownership of our Common Stock

The trading price for our common stock has been and may continue to be volatile

The market price of our common shares has experienced fluctuations and may continue to fluctuate significantly. The market price of our common shares may be adversely affected by various factors, including proposed Internet legislation or enforcement of existing laws, innovation and technological changes, the emergence of new competitors, quarterly variations in revenue and results of operations, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries, including the Internet and gaming.

There is a limited market for our common stock which may make it difficult for you to sell your stock.

Our common stock trades on the OTCBB under the symbol “CWRL.” There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

CWRL’s shares are subject to the U.S. “Penny Stock” Rules and investors who purchase our shares may have difficulty re-selling their shares as the liquidity of the market for our shares may be adversely affected by the impact of the “Penny Stock” Rules.

Our stock is subject to U.S. “Penny Stock” rules, which may make the stock more difficult to trade on the open market. Our common shares currently trade on the OTCBB. A “penny stock” is generally defined by regulations of the U.S. Securities and Exchange Commission (“SEC”) as an equity security with a market price of less than US$5.00 per share. However, an equity security with a market price under US$5.00 will not be considered a penny stock if it fits within any of the following exceptions:

(i) the equity security is listed on NASDAQ or a national securities exchange;

(ii) the issuer of the equity security has been in continuous operation for less than three years, and either has (a) net tangible assets of at least US$5,000,000, or (b) average annual revenue of at least US$6,000,000; or

(iii) the issuer of the equity security has been in continuous operation for more than three years, and has net tangible assets of at least US$2,000,000.

Our common stock does not currently fit into any of the above exceptions.

If an investor buys or sells a penny stock, SEC regulations require that the investor receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in CWRL’s common stock is currently subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker/dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

Since our common stock is currently deemed penny stock regulations, it may tend to reduce market liquidity of our common stock, because they limit the broker/dealers’ ability to trade, and a purchaser’s ability to sell, the stock in the secondary market.

The low price of our common stock has a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock also limits our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of certain institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker’s commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, the Company’s shareholders may pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

For more information about penny stocks, contact the Office of Filings, Information and Consumer Services of the U.S. Securities and Exchange Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, or by telephone at (202) 272-7440.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company uses the offices of its Chief Executive Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of the Company’s business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 11, 2007, Olympic Weddings International, Inc. (“Olympic Wedding”) entered into a Share Exchange Agreement (the “Agreement”) with CornerWorld, Inc., a private company formed under the laws of Delaware, and the shareholders of CornerWorld, Inc. (the “CornerWorld Shareholders”) agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of CornerWorld, Inc. from the CornerWorld Shareholders. As consideration for the acquisition of the shares of CornerWorld, Inc., Olympic Wedding issued an aggregate of 62,700,000 shares of Common stock, $0.001 par value (the “Common Stock”) to the CornerWorld Shareholders. In connection with the Agreement, on May 4, 2007 Olympic Wedding filed a Certificate of Amendment with the Nevada Secretary of State changing its name from Olympic Weddings International, Inc. to Cornerworld Corporation, as well as increasing its authorized shares of common stock from 75,000,000 shares to 250,000,000 shares and the creation of 10,000,000 shares of “blank check” preferred stock.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board under the symbol “CWRL”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

	Year Ended 2007		Year Ended 2008
	High	Low	High	Low

First quarter ended July 31	$—	$—	$1.41	$1.05
Second quarter ended October 31	$—	$—	$2.22	$1.30
Third quarter ended January 31	$0.75	$0.75	$2.10	$0.95
Fourth quarter ended April 30	$2.00	$1.05	$1.45	$0.51

On October 6, 2006 regulatory approval to post common shares for quoting on the OTC.BB was obtained.

As of April 30, 2008, there were approximately twenty-five holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Issuances of Unregistered Stock

On September 5, 2007, for services rendered the Company issued 404,000 shares of common stock at a fair value of $424,200 to Crystal Blue Consulting, Inc, 100,000 shares of common stock at a fair value of $105,000 to Sichenzia, Ross, Friedman, Ference, LLP, and 40,000 shares of common stock at a fair value of $42,000 to Portfolio Research. The Company issued 10,000 shares of its common stock on November 14, 2007 to Uptick Capital, LLC for services at a fair value of $19,400. On December 31, 2007, 22,727 shares of common stock for $25,000 were issued to Scott Rosenblum and on January 17, 2008, 250,000 shares of common stock were issued to Mirador Consulting, Inc for $500 in cash and services at a fair value of $374,500. On March 10, 2008, the Company issued 20,000 shares at a fair value of $22,000 to Ernesto Mendoza for services, 22,727 shares of common stock for $25,000 to Janet Beck, a related party, 22,727 shares of common for $25,000 to Plantation Grove Ltd., 90,909 shares of common stock for $100,000 to Martin Passen, and 22,727 shares of common stock for $25,000 to Marvin Ribotsky.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements of operations data for the years ended April 30, 2008 and 2007 and the balance sheet data at April 30, 2008 and 2007 are derived from our audited financial statements which are included elsewhere in this Form 10-K.  The historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

	For the Year Ended April 30,
	2008	2007

Revenue	$—	$—
Costs of goods sold	—	—
Gross profit (loss)	—	—

Total operating expenses	(4,968,077)	(28,081)
Loss from operations	(4,968,077)	(28,081)
Other (expense) income, net	(8,016)
Net Loss	$(4,976,093)	$(28,081)

Basic and diluted loss per share	$(.07)	$(0.00)

Shares used in calculation of loss per share:
Basic and diluted	66,768,133	62,700,000

Consolidated Balance Sheet Data:

	April 30,
	2008	2007

Cash and cash equivalents	$46,664	$110,873
Working capital (deficit)	$(382,813)	$87,023
Total Assets	$298,293	$148,944
Long-term obligations	$80,000	$—
Total Shareholders’ (capital deficit) equity	$(131,184)	$125,094

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends April 30. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, “Risk Factors “). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Results of Operations

Year ended April 30, 2007 to the year ended April 30, 2008.

Revenue and Gross Profit

Our revenue and gross profit for the year ended April 30, 2008 was $-0- and for the year ended April 30, 2007 the revenue was $-0- and the gross profit was $-0-.

Net Loss

For the year ended April 30, 2008, we incurred a net loss of $4,976,093 or $0.07 per share compared to a net loss of $28,081 or $0.00 per share for the year ended April 30, 2007. The increase in net loss is primarily attributable to an increase in professional fees, depreciation, regulatory expense, stock-based compensation, and shell acquisition transaction costs.

The cumulative net loss since commencement of development stage is $5,004,174.

Operating Expenses

Total operating expenses for the year ended April 30, 2008 were $4,968,077 compared to $28,081 of operating expenses for the year ended April 30, 2007. This change is due principally to an increase in professional fees, depreciation, regulatory expense, stock-based compensation, and shell acquisition transaction costs.

The cumulative operating expenses since commencement of development stage are $4,996,158.

Liquidity and Capital Resources

As of April 30, 2008, we had a working capital deficit of approximately $382,813 and cash of $45,164. For the year ended April 30, 2008, we received financing of $80,000, $40,000 from the Chief Executive Officer’s mother and $10,000 from the Chief Executive Officer’s second cousin, in the form of on demand notes maturing in one year with an interest rate of 10% per annum and $200,500 for the issuance of common stock. Our investing activity for the year ended April 30, 2008, consisted of $268,520 for purchases of computer equipment and software and website developments costs.

Since commencement of development stage (September 1, 2006) to April 30, 2008, we received financing of $80,000 in the form of on demand notes maturing in one year with an interest rate of 10% per annum and also $338,567 for issuance of common stock. Our investing for the period from commencement of development stage (September 1, 2006) to April 30, 2008 consisted of $304,008 for purchases of computer equipment and software and website development costs. We have not acquired additional debt financing. We do not have the funds necessary to maintain our operations for the remainder of our fiscal year, and will need to raise additional funding.

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

Based upon the Company’s business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.

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

Revenue Recognition

The Company has had no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Recent Accounting Pronouncements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Index

Report of Independent Registered Public Accounting Firm

Board of Directors

CornerWorld Corporation

We have audited the accompanying balance sheet of CornerWorld Corporation (a development stage company), as of April 30, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended April 30, 2008, and for the period from September 1, 2006 (date of commencement of development stage) to April 30, 2008. The financial statements as of April 30, 2007 and for the cumulative period from September 1, 2006 to April 30, 2007 were audited by other auditors whose report dated August 2, 2007 expressed an unqualified opinion on those statements Our opinion on the statements of stockholders’ equity (deficit), operations and cash flows for the period from September 1, 2006 (date of commencement of development stage) to April 30, 2008, insofar as it relates to amounts for prior periods through April 30, 2007 is based solely on the reports of other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CornerWorld Corporation as of April 30, 2008, and the results of its operations and cash flows for the year ended April 30, 2008, and for the period from September 1, 2006 (date of new development stage) to April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has sustained losses from inception, has a working capital deficit, and has no revenues to date which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

July 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

CornerWorld, Inc.

We have audited the accompanying balance sheet of CornerWorld, Inc. (the “Company”, and effective August 10, 2007 a wholly-owned subsidiary of CornerWorld Corporation)(See Notes 1, 7 and 11), as of April 30, 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from inception (September 1, 2006) to April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CornerWorld, Inc. as of April 30, 2007 and the results of its operations and cash flows for the period from inception (September 1, 2006) to April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 1, 7 and 11, CornerWorld, Inc. became the surviving accounting entity in a “reverse merger” with CornerWorld Corporation. Note 11 summarizes the effect of this transaction on the aforementioned financial statements.

As described in Note 3, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced losses since inception, has limited resources to complete its development of the assets required to enter its planned business segment and has limited stockholders’ equity at April 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, LLP

August 2, 2007, except as to the matter discussed in the fourth paragraph above and Note 11, as to which the date is August 7, 2008.

Dallas, Texas

Cornerworld Corporation

(A Development Stage Company)

Consolidated Balance Sheets

Assets

	April 30, 2008	April 30, 2007
Current assets
Cash	$45,164	$110,873
Prepaid rent	1,500	—
Total current assets	46,664	110,873

Computer equipment and software, net of accumulated depreciation of $14,869 as of April 30, 2008 and $717 as of April 30, 2007	41,264	21,915
Capitalized website development, net of accumulated amortization of $40,809 as of April 30, 2008 and $- as of April 30, 2007.	210,365	16,156

Total assets	$298,293	$148,944

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$218,820	$21,657
Credit card payable	1,528	2,193
Accrued expenses	129,129	—
Notes payable, related parties	50,000	—
Notes payable, other	30,000	—
Total current liabilities	429,477	23,850

Commitments and contingencies (Notes 1-9)

Stockholders’ equity (deficit)
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.001 per share, 250,000,000 shares authorized; Issued and outstanding 67,368,317 and 62,700,000 common shares as of April 30,2008 and April 30, 2007 respectively	67,368	62,700
Additional paid-in-capital	4,805,622	90,475
Deficit accumulated during the development stage	(5,004,174)	(28,081)
	(131,184)	125,094

Total liabilities and stockholders’ equity (deficit)	$298,293	$148,944

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Consolidated Statements of Operations

		For the Period from September 1, 2006
	Year Ended	(date of commencement of development stage)
	April 30, 2008	to April 30, 2007	to April 30, 2008

Income	$—	$—	$—

Operating expenses
Software licenses and maintenance	7,747	—	7,747
Website planning and maintenance	8,230	20,460	28,690
Legal and professional fees	195,492	5,000	200,492
Regulatory expense	26,571	—	26,571
Rent	30,506	625	31,131
Travel and hospitality	14,968	—	14,968
Office and administration	6,099	1,279	7,378
Insurance	3,426	—	3,426
Advertising and public relations	100,761	—	100,761
Depreciation and amortization	54,962	717	55,679
Stock-based compensation	48,215	—	48,215
Common stock issued for consulting services	415,900	—	415,900
Common stock and options issued for shell acquisition transaction costs	4,055,200	—	4,055,200

Total operating expenses	4,968,077	28,081	4,996,158

Loss from operations	(4,968,077)	(28,081)	(4,996,158)

Other expense
Interest expense	8,016	—	8,016
	8,016	—	8,016

Net loss	$(4,976,093)	$(28,081)	$(5,004,174)

Net loss per share - basic and diluted	$(0.07)	nil	$(0.08)

Weighted average shares outstanding - basic and diluted	66,768,133	62,700,000	65,146,241

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from May 1, 2006 to April 30, 2008

	Common	Common	Paid-in	Accumulated
	Stock Shares	Stock	Capital	Deficit	Total

Balance at May 1, 2006	2,035	$—	$—	$—	$—

Shares cancelled November 1, 2006	(2,035)	—	—	—	—
Common stock issued for computer equipment November 1, 2006 @ $ .0001621	20,354,322	20,354	(17,054)	—	3,300
Common stock issued for debt to shareholder December 12, 2006 @ $ .0002356	25,353,323	25,353	(19,379)	—	5,974
Common stock issued for cash December 12, 2006 @ $ .0002356	2,405,005	2,405	(1,838)	—	567
Common stock issued for debt to shareholder March 29 @ $ .0098256	593,754	594	5,240	—	5,834
Common stock issued for cash December 12, 2006 @ $ .0098259	13,993,596	13,994	123,506	—	137,500
Net loss	—	—	—	(28,081)	(28,081)
Balance at April 30, 2007	62,700,000	62,700	90,475	(28,081)	125,094

Reorganization/Recapitalization	3,662,500	3,663	(3,663)	—	—
Common stock issued for cash
December 31, 2007 @ $1.10	22,727	23	24,977	—	25,000
January 17, 2008 @ $1.27	393	—	500	—	500
March 10, 2008 @$1.10	159,090	159	174,841	—	175,000
Stock-based compensation	—	—	48,215	—	48,215
Common stock issued for consulting services
November 14, 2007 @ $1.94	10,000	10	19,390	—	19,400
January 17, 2008 @ $1.50	249,607	249	374,251	—	374,500
March 10, 2008 @$1.10	20,000	20	21,980	—	22,000
Common stock and options issued for shell acquisition transaction costs
Stock Compensation Plan Options	—	—	3,484,000	—	3,484,000
September 5, 2007 @$1.05	404,000	404	423,796	—	424,200
September 5, 2007 @$1.05	100,000	100	104,900	—	105,000
September 5, 2007 @$1.05	40,000	40	41,960	—	42,000
Net loss	—	—	—	(4,976,093)	(4,976,093)

Balance at April 30, 2008	67,368,317	$67,368	$4,805,622	$(5,004,174)	$(131,184)

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

		For the Period from September 1, 2006
	Year Ended	(date of commencement of development stage)
	April 30, 2008	to April 30, 2007	to April 30, 2008

Cash flows from operating activities
Net loss	$(4,976,093)	$(28,081)	$(5,004,174)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	54,962	717	55,679
Stock-based compensation	48,215	—	48,215
Common stock issued for consulting services	415,900	—	415,900
Shell acquisition transaction costs	4,055,200	—	4,055,200
Change in operating assets and liabilities
Prepaid Rent	(1,500)	—	(1,500)
Accounts receivable	—	—	—
Accounts payable	197,163	21,657	218,820
Credit card payable	(665)	2,193	1,528
Accrued expenses	129,129	—	129,129
Net cash (used) in operating activities	(77,689)	(3,514)	(81,203)

Cash flows from investing activities
Purchase of computer equipment and software	(33,501)	(35,488)	(68,989)
Capitalized software development	(235,019)	—	(235,019)
	(268,520)	(35,488)	(304,008)

Cash flows from financing activities
Advances from Shareholders	—	11,808	11,808
Proceeds from issuance of notes payable	80,000	—	80,000
Issuance of common stock	200,500	138,067	338,567
Net cash provided by financing activities	280,500	149,875	430,375

Net (decrease) increase in cash and cash equivalents	(65,709)	110,873	45,164

Cash and cash equivalents at beginning of period	110,873	—	—

Cash and cash equivalents at end of period	$45,164	$110,873	$45,164

Supplemental disclosure
Cash paid during the period for interest	$2,136	$—	$2,136
Cash paid during the period for income taxes	$—	$—	$—

Non-cash transactions
Stock issued in exchange for debts	$—	$11,808	$11,808
Stock issued for equipment	$—	$3,300	$3,300

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2008

Note 1 – Nature and Continuance of Operations

General

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

Organization

Cornerworld Corporation was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc. (“Olympic Weddings”). Effective May 1, 2007, Olympic Weddings changed its name to Cornerworld Corporation.

On August 10, 2007, Olympic Weddings completed a reverse acquisition (the “Reverse Acquisition”), with and into Cornerworld, Inc., a Delaware Corporation. Olympic Weddings acquired the business of Cornerworld, Inc. pursuant to the Reverse Acquisition, and will continue the existing business operations of Cornerworld, Inc. as a publicly-traded company under the name Cornerworld Corporation (the “Company”). Unless otherwise indicated, the terms “the Company,” “we,” “us,” and “our,” refer to Cornerworld Corporation after giving effect to the Reverse Acquisition unless the context clearly indicates otherwise. The term “Olympic Weddings” refers to Cornerworld Corporation (f/k/a Olympic Weddings International, Inc.) before giving effect to the Reverse Acquisition and the term “Cornerworld, Inc.” refers to Cornerworld, Inc., before giving effect to the Reverse Acquisition.

Effective with the Reverse Acquisition, all previously 6,160,854 shares of outstanding common stock owned by Cornerworld, Inc.’s shareholders were exchanged for an aggregate of 62,700.000 shares of the Company’s common stock. The transaction was accounted for as a Reverse Acquisition since the former controlling shareholder of Cornerworld, Inc. controlled Cornerworld Corporation after the transaction.

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

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2008

Note 1 – Nature and Continuance of Operations, continued

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

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2008

Note 2 – Summary of Significant Accounting Policies, continued

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

Revenue Recognition

The Company has had no revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2008

Note 2 – Summary of Significant Accounting Policies, continued

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at April 30, 2008.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company’s primary long-lived assets are property and equipment and website development costs. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges have been recorded as of April 30, 2008 or April 30, 2007. Although management believes that there is no impairment in the carrying value of its website development, the co has not yet recognized any revenue for this asset, and uncertainties exist with respect to future revenue, if any. Therefore, a contingency exists with respect to this matter, the ultimate resolution of which cannot be determined.

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

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2008

Note 2 – Summary of Significant Accounting Policies, continued

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At April 30, 2008, the Company had no amounts in excess of that which is insured by a Federal Government agency.

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

April 30, 2008

Note 2 – Summary of Significant Accounting Policies, continued

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

Various other accounting pronouncements were issued during 2007 and 2008, none of which are expected to have a material effect on the financial statements.

Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2008

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

Notes payable at April 30, 2008 consist of the following:

Date of Notes	Due Date	Terms	Principal	Interest Rate
8-01-2007	7-30-2008	On demand	$40,000	10%
8-10-2007	7-30-2008	On demand	10,000	10%
8-12-2007	7-30-2008	On demand	30,000	10%
			$80,000

The $40,000 note payable is from the Company Chief Executive Officer’s mother, the $10,000 note payable is from the Company Chief Executive Officer’s second cousin, and the $30,000 note is from an unrelated party. The notes payable and related interest are payable in cash or stock at its fair market value equivalent at the option of the note holders. Each note is collateralized by substantially all of the assets of the Company which is outlined in a security agreement.

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

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2008

Note 5 – Income Taxes, continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ended	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
April 30, 2007	$(28,081)	2027	$8,143	$(8,143)	$8,143	$—
April 30, 2008	$(4,976,093)	2028	$1,443,067	$(1,443,067)	$1,434,924	$—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(29%)
Deferred income tax valuation allowance	29%
Actual tax rate	0%

Note 6 – Related Party Transactions

The Company uses the offices of its Chief Executive Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Note 7 – Capital Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no issued and outstanding preferred shares as of April 30, 2008. The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. As of April 30, 2008, 67,368,317 shares of common stock were issued and outstanding.

On May 11, 2007, Olympic Weddings International, Inc. entered into a Share Exchange Agreement (the “Agreement”), with Cornerworld, Inc., a private company formed under the laws of Delaware, and the shareholders of Cornerworld, Inc. (the “Cornerworld Shareholders”) agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of Cornerworld, Inc. from the Cornerworld Shareholders. As consideration for the acquisition of the shares of Cornerworld, Inc., the Company agreed to issue an aggregate of 62,700,000 shares of its common stock, $0.001 par value (the “Common Stock”) to the Cornerworld Shareholders in exchange for all of their shares of Cornerworld, Inc.’s then issued and outstanding common stock on the closing date. In connection with the Agreement, on May 4, 2007 the Company filed a Certificate of Amendment with the Nevada Secretary of State changing its name from Olympic Weddings

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2008

Note 7 – Capital Stock, continued

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

•

The parties agreed that up to 3,000,000 shares could be sold and the proceeds would be used to fund the purchase price of $750,000 for all 11,400,000 shares. Any shares that remain in the brokerage account upon achieving $750,000 in proceeds would be returned to the Company for cancellation. As of October 19, 2007, $496,000 of the $750,000 had been sold and paid. To settle the remaining balance of $254,000, the Company on October 19, 2007 entered into an agreement (“Financing Agreement”) with Dynasty Capital, LLC (“Dynasty”) pursuant to which the Company agreed to permit Dynasty to sell, for a period of 90 days ending on January 17, 2008, an aggregate of 800,000 shares (the “Shares”) of the Company’s common stock to an unaffiliated third party. The Financing Agreement further provided that upon completion of the sale of the Shares and the satisfaction of the obligation, Dynasty would loan the Company the excess proceeds that Dynasty receives above the $254,000 obligation. As of January 17, 2008 the “Financing Agreement” expired pursuant to the terms and cancellation of the remaining shares has not taken place.

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

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2008

Note 7 – Capital Stock, continued

Additionally, a second Letter Agreement was entered into by and among the Company, Cornerworld, Inc. and the officers and directors of the Company, namely Messrs. Brent Sheppard, Brian Pierson and Patrick Wallace, dated August 10, 2007, whereby the aforementioned officers and directors agreed to provide the Companywith consulting services during the transition period of two (2) months from the date of closing of the Share Exchange Agreement, in exchange for the Company granting to such officers and directors 320,000 stock options under the Company’s stock compensation plan detailed below priced at $1.40 per share. The officers and directors of Olympic Weddings also agreed to sell 62,700,000 restricted shares of Olympic Weddings common stock to the Company for a nominal total price of $10.00. On August 10, 2007, the conditions to closing as outlined in the Agreement, as amended, were satisfied and a closing of the transaction took place (the “Closing”). In connection with the Closing of the Agreement, the Company’s business address has changed to 12222 Merit Drive, Suite 120, Dallas, Texas 75251.

Effective with the Reverse Acquisition all previously 6,160,854 shares of outstanding common stock owned by Cornerworld, Inc.’s shareholders were exchanged for an aggregate of 62,700,000 shares of the Company’s common stock.

All references to common stock, share and per share amounts have been retroactively restated to reflect the Reverse Acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

The Company issued 10,000 shares of its common stock on November 14, 2007 with a fair value of $19,400 to a firm for consulting services rendered and on March 10, 2008, the Company issued 20,000 shares for $22,000 for consulting services. In January 2008, the Company received $500 cash proceeds from issuance of 250,000 shares of its common stock to a consulting firm in connection with a consulting agreement entered into on January 14, 2008 with a fair value of $374,500 for one year consulting services. The agreement was cancelled on March 24, 2008 and the remaining value of $374,500 was recognized as expense. The Company has recorded $415,900 of consulting services resulting from common stock issued for services provided by professionals for the year ended April 30, 2008. The Company issued 22,727 shares of common stock on December 31, 2007 for $25,000 cash.  On March 10, 2008, the Company issued 159,090 shares of common stock for $175,000 cash, including 22,727 shares to a related party for $25,000. On January 17, 2008, the Company issued 393 shares of common stock for $500 as described above.

On September 5, 2007, the Company issued 404,000, 100,000, and 40,000 shares of common stock respectively to three entities for services related to the shell acquisition transaction costs valued in total at $571,200.

In connection with the Reverse Acquisition, the Company’s former President was issued 660,000 shares of common stock. Since the former President did not perform any material amount of services to the Company after the Reverse Acquisition as consideration for the stock, and since the former President returned a material percentage of the 62,700,000 shares to the Company to facilitate the Reverse Acquisition, accounting for the 660,000 shares was recorded based on the substance of the transaction. Such substance was that the former President was allowed to retain 660,000 shares of the 62,700,000 shares returned and thus were considered to be outstanding at the closing date of the transaction. Also considered outstanding were the three million shares sold to finance the purchase described above and 2,500 shares not returned as part of the 11,400,00 shares described above.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2008

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

In October 2007, the Company granted 319,000 Options at an exercise price of $1.40. On January 24, 2008, the Company granted 100,000 Options at an exercise price of $1.10. On February 7, 2008 the Company granted 90,000 Options at an exercise price of $1.19.

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

On August 17, 2007, the Company granted 106,667 Options to Mr. Brent Sheppard at an exercise price of $1.40, 106,667 Options to Mr. Patrick Wallace at an exercise price of $1.40, and 106,666 Options to Mr. Brian Pierson at an exercise price of $1.40. An additional 3,680,000 Options were granted to Crystal Blue Consulting at an exercise price of $1.10. The options were granted in connection with the Reverse Acquisition and accordingly the related value of $3,484,000 has been charged to shell acquisition transaction costs.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2008

Note 8 – Stock-Based Compensation Plans, continued

Following is a summary of the status of the share-based payment plans as of April 30, 2008:

	Incentive Stock Plan		Stock Compensation Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at May 1, 2007	—	—	—	—
Granted	509,000	$1.24	4,000,000	$1.12
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at April 30, 2008	509.000	$1.24	4,000,000	$1.12

The fair value of each option granted is estimated on the grant date using the Black-Scholes valuation model. The following assumptions were made in estimating fair value:

Assumption	Incentive Stock Plan			Stock Compensation Plan
Grant Date	10/18/2007	1/24/2008	2/7/08	8/17/2007
Dividend yield	0%	0%	0%	0%
Expected term	5 years	5 years	5 years	5 years
Risk-free interest rate	4.17%	2.85%	2.79%	4.35%
Expected life	5 years	5 years	5 years	5 years
Expected volatility	69%	107%	109%	66%

Warrants

On November 27, 2007, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.66 per share to an individual for his commitment to serve as an advisor of the Company for one year commencing December 1, 2007. The warrant expires November 27, 2012. The following assumptions were made in estimating fair value:

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2008

Note 8 – Stock-Based Compensation Plans, continued

Assumption	Warrant
Grant Date	11/27/2007
Dividend yield	0%
Expected term	5 years
Risk-free interest rate	3.38%
Expected life	5 years
Expected volatility	72%

The total value of the Stock Compensation Plan is $3,484,000 which was expensed as of April 30, 2008 in accordance with the agreements. The total value of the Stock Incentive Plan is $447,337 which is being amortized over 5 years according to the agreements and as of April 30, 2008, $37,148 has been expensed. The total value of the Warrant is $130,310 which is being amortized over 5 years according to the agreement and as of April 30, 2008, $11,067 has been expensed.

Note 9 – Fourth Quarter Adjustment

The financial statements for the year ended April 30, 2008, included various year-end material adjustments that related to the year but were recorded during the fourth quarter. Such adjustments consisted principally of transactions that related to stock issuances for no monetary consideration and previously unrecorded professional fees. The net effect on the financial statements related to these adjustments resulted in an increase in accrued liabilities of $70,465, an increase in net loss of $2,851,292, an increase in additional paid-in capital of $2,780,827, and an increase in stockholders’ (deficit) of $70,465.

Note 10 – Subsequent Events

As disclosed in the Company’s Form 8-K filing on June 30, 2008, the Company was notified by the Chief Executive Officer and his brother that they agreed to return to the capital of the Company an aggregate of twenty four million shares of Cornerworld Corporation common stock for no consideration. The return of stock to the company was accepted by the board of directors on June 27, 2008. After this return of common stock to Cornerworld treasury the company will have a total of 43,368,317 shares of common stock outstanding.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

April 30, 2008

Note 11 – Restatements of April 30, 2007 financial statements due to Reverse Acquisition

On August 10, 2007, as described further in Notes 1 and 7, Olympic Weddings completed a reverse acquisition with and into CornerWorld, Inc. and changed its name to CornerWorld Corporation. CornerWorld Corporation will continue the business operations of CornerWorld, Inc. As a result of the reverse acquisition, certain restatements were required to the April 30, 2007 financial statements as set forth below:

	CornerWorld, Inc.			CornerWorld Corporation
Description	As Previously Reported	Debit/(Credit)		As Restated
Stockholders’ equity
Preferred stock	$—	$—		$—
Common stock	62	(62,638)	(a)	62,700
Paid-in-capital	153,113	62,638	(a)	90,475
Accumulated deficit	(28,081)	—		(28,081)
	$125,094	$—		$125,094

(a)	To reflect the issuance of additional shares as a result of the reverse acquisition.

Earnings (loss) per share amounts have been restated to “nil” from ($.01) as a result of the additional shares outstanding.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its chief executive officer who at that time was also its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of April 30, 2008. Based on that evaluation, the Company’s chief executive / financial concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed further below under Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO who is also the company’s CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of April 30, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2008, as a result of the identification of the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, including our chief executive officer who at that time was also chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to close its books and records effectively at each reporting date, obtain the necessary information from operational departments and to complete the work necessary to file its financial reports timely.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s  registered public  accounting firm pursuant to temporary rules of the  Securities Exchange Commission that permit  the company to provide only management’s report in this annual report.

Management’s Remediation Plan

Management determined that a material weakness existed due to a lack of an adequate number of personnel in the accounting department. Management is in the process of remediating the material weakness identified by hiring a sufficient number of resources to aid in the timeliness of the financial statement close process leading to the correct preparation, review, presentation of and disclosures in our consolidated statements. The Company has hired temporary contractors to help perform certain accounting functions, until management can employ a more permanent solution. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 10. DIRECTORS, OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and positions of our current directors and executive officers:

Name	Age	Offices Held
Scott Beck	34	Chief Executive Officer, Chief Accounting Officer, Director
Kelly Larabee Morlan	39	Treasurer, Secretary, Director

Mr. Scott Beck has served as Chief Executive Office, Chief Accounting Officer, and a member of our Board of Directors since August 10, 2007.

In November of 2005, Mr. Beck launched Beck Ventures, Inc. located in Dallas Texas. The company is a full service Investment Management company focused on four sectors, real estate, energy, technology, and financial services. Mr. Beck has assembled a talented team of experienced executives to assess investment opportunities for these four sectors. In April 2003, Mr. Beck formed B Oil Investments of Dallas, Texas. The company is a private Equity group to promote oil and gas exploration within the Barnett shale between Dallas and Ft. Worth, Texas. On October 7, 2003 Mr. Beck was involved in the organization of Cornerworld, Inc. which became the wholly-owned subsidiary of Cornerworld Corporation.

Beginning in January of 2003, Mr. Beck was elected to the Board of Directors of United Texas Bank in Dallas, Texas, a position he currently maintains.

Kelly Larabee Morlan, Secretary, Treasurer, and Member of the Board of Directors

Ms. Kelly Larabee Morlan has served as Secretary, Treasurer, and a member of the Board of Directors since August 10, 2007.

Ms. Larabee is a strategist who has helped promote and guide numerous progressive technology ideas and businesses. She focuses on communications, executive strategy and creating visibility via public media. She is currently on the advisory boards of several early stage technology businesses, as well as the Encanto Palmcroft Historic Preservation Association and the Phoenix Parks and Conservation Foundation. She leads the not-for-profit effort for Friends of Encanto Park.   Most recently, Ms. Larabee led all communications & strategy for Skype Technologies, the leading global Internet telephony company, from its inception to its sale to eBay in late 2005 for $2.6 billion. Prior to joining Skype, Ms. Larabee worked with Skype founders Niklas Zennstrom and Janus Friis of KaZaA, and continued directing all aspects of media and communications strategy for KaZaA after its sale to Sharman Networks through May 2003.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than ten percent (10%) of any class of our securities which have been registered with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

Code of Ethics

We have not prepared written code of ethics and employment standards for our company.

Corporate Governance; Audit Committee Financial Expert

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board of Directors currently does not have an independent audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on our behalf, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Director meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors, or employees. There are also no compensatory plans or arrangements with respect to any individual named above which results from the resignation, retirement, or any other termination of employment with our company, or from a change of control.

Employment Agreements

We do not have any written employment agreements.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee.

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 30, 2008, there were no equity compensation plans in effect.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares known to be owned by all persons who own at least 5% of Cornerworld’s outstanding common stock, the Company’s directors, the executive officers, and the directors and executive officers as a group as of June 30, 2008, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock

Scott Beck	15,024,236	31.72%

Jarrod Beck	5,005,015	10.57%

Plantation Grove, Ltd.	2,567,017	5.37%

Marvin Ribotsky, LLC	2,544,290	5.37%

Selvin Passen, M.D.	2,544,290	5.37%

Andrew W. Greenberg	2,544,290	5.37%

Crystal Blue Consulting, Inc.	6,298,290	13.30%

Kelly Larabee Morlan	961,583	2.03%

All executive officers and directors as a group (consisting of 8 individuals)	37,489,011	79.10%

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of June 30, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 47,368,317 shares of common stock outstanding on June 30, 2008, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of June 30, 2008, as described below.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The $40,000 note maturing on July 30, 2008 was issued to Janet Beck, the Company’s Chief Executive Officer’s mother, on August 1, 2007 at an annual interest rate of 10%.  The $10,000 note maturing on July 30, 2008 was issued to Jeffrey and Christene Toback,  the Company’s Chief Executive Officer’s second cousin, on August 10, 2007 at an annual interest rate of 10%.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Schumacher and Associates Inc. has served as Cornerworld’s independent auditors for the years ended April 30, 2008 and April 30, 2007. During the year ended April 30, 2008, the fees billed for audit services totaled approximately $4,900 which included approximately $2,350 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $2,550 associated with the Company’s statutory and regulatory filings. During the year ended April 30, 2007, the fees billed for audit services totaled approximately $15,900 which included approximately $11,500 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $4,400 associated with the Company’s statutory and regulatory filings. Turner Stone & Company, LLP billed $25,465 in audit fees for the year ended April 30, 2007. An additional firm, Russell Bedford Stefanou, Mirchandani LLP served as independent auditors for two quarterly reports for the year ended April 30, 2008 and the fees billed for their services totaled $22,681.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

10.1

Share Exchange Agreement dated May 11, 2007 by and among Olympic Weddings International, Inc., CornerWorld, Inc. and each of the shareholders of CornerWorld, Inc. and CornerWorld Corporation, incorporated by reference to the Company’s Form 8-K filed May 30, 2007.

10.2

Letter Agreement dated June 21, 2007 by and among CornerWorld, Inc. and each of the shareholders of CornerWorld, Inc. and CornerWorld Corporation, incorporated by reference to the Company’s Form 8-K filed August 14, 2007.

10.3

Amendment No. 2 to the Share Exchange Agreement dated July 27, 2007 by and among CornerWorld, Inc. and each of the shareholders of CornerWorld, Inc. and CornerWorld Corporation, incorporated by reference to the Company’s Form 8-K filed August 14, 2007.

10.4

Amendment No. 3 to the Share Exchange Agreement dated August 8, 2007 by and among CornerWorld, Inc. and each of the shareholders of CornerWorld, Inc. and CornerWorld Corporation, incorporated by reference to the Company’s Form 8-K filed August 14, 2007.

10.5

Amended and Re-Stated Letter Agreement dated August 10, 2007 by and among CornerWorld, Inc. and each of the shareholders of CornerWorld, Inc. and CornerWorld Corporation, incorporated by reference to the Company’s Form 8-K filed August 14, 2007.

31.1	Section 302 Certification - Chief Executive Officer.

31.2	Section 302 Certification - Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERWORLD CORPORATION

Date: August 8, 2008	By:	/s/ Scott Beck
Scott Beck
Chief Executive Officer

By:	/s/ Scott Beck
Scott Beck
Principal Accounting Officer