Form 10-Q
period 2008-07-31
Cornerworld Corp
filed 2008-09-12
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended July 31, 2008

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

(469) 828-4277

(Issuer’s telephone number)

Copies to:

Richard A. Friedman, Esq.

Jonathan R. Shechter, Esq.

Sichenzia Ross Friedman Ference LLP

61 Broadway, 32nd Floor

New York, New York 10006

Phone: (212) 930-9700

Fax: (212) 930-9725

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer., or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 12, 2008 the registrant had 43,368,317 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CORNERWORLD CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JULY 31, 2008

CONTENTS

PAGE

CONSOLIDATED BALANCE SHEETS	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 to F-16

Cornerworld Corporation

(A Development Stage Company)

Consolidated Balance Sheets

Assets

	July 31, 2008	April 30, 2008
	(Unaudited)	See Note (1)
Current assets
Cash	$19,065	$45,164
Prepaid Expenses	6,566	1,500
Total current assets	25,631	46,664

Computer equipment and software, net of accumulated depreciation of $19,464 as of July 31, 2008 and $14,869 as of April 30, 2008.	36,669	41,264
Capitalized website development, net of accumulated amortization of $61,740 as of July 31, 2008 and $40,809 as of April 30, 2008.	198,434	210,365

Total assets	$260,734	$298,293

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accounts payable	$296,832	$218,820
Credit card payable	630	1,528
Accrued expenses	72,907	129,129
Notes payable, related parties	70,000	50,000
Notes payable, other	30,000	30,000
Total current liabilities	470,369	429,477

Commitments and contingencies (Notes 1-9)

Stockholders’ (deficit)
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.001 per share, 250,000,000 shares authorized: Issued and outstanding 43,368,317 and 67,368,317 common shares as of July 31, 2008 and April 30, 2008 respectively	43,368	67,368
Additional paid-in-capital	4,858,742	4,805,622
Deficit accumulated during the development stage	(5,111,745)	(5,004,174)
	(209,635)	(131,184)

Total liabilities and stockholders’ (deficit)	$260,734	$298,293

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

			For the Period from
	For the	For the	September 1, 2006
	Three-Month	Three-Month	(date of commencement
	Period Ended	Period Ended	of development stage)
	July 31, 2008	July 31, 2007	to July 31, 2008

Income	$—	$—	$—

Operating expenses
Software licenses and maintenance	1,398	3,247	9,145
Software development	—	8,215	28,690
Legal and professional fees	44,998	13,320	245,490
Regulatory expense	2,703	1,584	29,274
Rent	5,196	6,135	36,327
Travel and hospitality	—	2,387	14,968
Office and administration	679	911	8,057
Insurance	4,444	2,580	7,870
Advertising and public relations	1,496	23,774	102,257
Depreciation expense	25,526	2,606	81,205
Stock-based compensation	29,120	—	77,335
Common stock issued for legal and consulting services	—	—	415,900
Shell Transaction Costs	—	—	4,055,200

Total operating expenses	115,560	64,759	5,111,718

Loss from operations	(115,560)	(64,759)	(5,111,718)

Other income and (expense)
Interest expense	(2,476)	—	(10,492)
Forgiveness of Debt	10,465	—	10,465
	7,989	—	(27)

Net loss	$(107,571)	$(64,759)	$(5,111,745)

Net loss per share - basic and diluted	$ nil	$ nil	$(0.08)

Weighted average shares outstanding - basic and diluted	58,498,752	62,700,000	63,785,945

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from May 1, 2006 to July 31, 2008

(Unaudited)

	Common	Common	Paid-in	Accumulated
	Stock Shares	Stock	Capital	Deficit	Total

Balance at May 1, 2006	2,035	$—	$—	$—	$—

Shares cancelled November 1, 2006	(2,035)	—	—	—	—
Common stock issued for computer equipment November 1, 2006 @ $ .0001621	20,354,322	20,354	(17,054)	—	3,300
Common stock issued for debt to shareholder December 12, 2006 @ $ .0002356	25,353,323	25,353	(19,379)	—	5,974
Common stock issued for cash December 12, 2006 @ $ .0002356	2,405,005	2,405	(1,838)	—	567
Common stock issued for debt to shareholder March 29 @ $ .0098256	593,754	594	5,240	—	5,834
Common stock issued for cash December 12, 2006 @ $ .0098259	13,993,596	13,994	123,506	—	137,500
Net loss	—	—	—	(28,081)	(28,081)
Balance at April 30, 2007	62,700,000	62,700	90,475	(28,081)	125,094

Reorganization/Recapitalization	3,662,500	3,663	(3,663)	—	—
Common stock issued for cash
December 31, 2007 @ $1.10	22,727	23	24,977	—	25,000
January 17, 2008 @ $1.27	393	—	500	—	500
March 10, 2008 @$1.10	159,090	159	174,841	—	175,000
Stock-based compensation	—	—	48,215	—	48,215
Common stock issued for consulting services
November 14, 2007 @ $1.94	10,000	10	19,390	—	19,400
January 17, 2008 @ $1.50	249,607	249	374,251	—	374,500
March 10, 2008 @$1.10	20,000	20	21,980	—	22,000
Common stock and options issued for shell acquisition transaction costs
Stock Compensation Plan Options	—	—	3,484,000	—	3,484,000
September 5, 2007 @$1.05	404,000	404	423,796	—	424,200
September 5, 2007 @$1.05	100,000	100	104,900	—	105,000
September 5, 2007 @$1.05	40,000	40	41,960	—	42,000
Net loss	—	—	—	(4,976,093)	(4,976,093)
Balance at April 30, 2008	67,368,317	67,368	4,805,622	(5,004,174)	(131,184)

Retirement of Common Stock June 27, 2008	(24,000,000)	(24,000)	24,000	—	—
Stock-based compensation	—	—	29,120	—	29,120
Net loss	—	—	—	(107,571)	(107,571)
Balance at July 31, 2008	43,368,317	$43,368	$4,858,742	$(5,111,745)	$(209,635)

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			For the Period from
	For the	For the	September 1, 2006
	Three-Month	Three-Month	(date of commencement
	Period Ended	Period Ended	of development stage)
	July 31, 2008	July 31, 2007	to July 31, 2008
Cash flows from operating activities
Net loss	$(107,571)	$(64,759)	$(5,111,745)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	25,526	2,606	81,205
Stock-based compensation	29,120	—	77,335
Common stock issued for consulting services	—	—	415,900
Shell acquisition transaction costs	—	—	4,055,200
Change in operating assets and liabilities
Accounts receivable	—	—	—
Prepaid Expenses	(5,066)	—	(6,566)
Accounts payable	78,012	56,003	296,832
Credit card payable	(898)	2,307	630
Accrued expenses	(56,222)	—	72,907
Net cash used in operating activities	(37,099)	(3,843)	(118,302)

Cash flows from investing activities
Purchase of computer equipment and software	—	(20,243)	(52,834)
Capitalized software development	(9,000)	(83,841)	(260,174)
	(9,000)	(104,084)	(313,008)

Cash flows from financing activities
Advances from Shareholders	—	—	11,808
Proceeds from issuance of notes payable	20,000	—	100,000
Issuance of common stock	—	—	338,567
Net cash provided by financing activities	20,000	—	450,375

Net (decrease) increase in cash and cash equivalents	(26,099)	(107,927)	19,065

Cash and cash equivalents at beginning of period	45,164	110,873	—

Cash and cash equivalents at end of period	$19,065	$2,946	$19,065

Supplemental disclosure
Cash paid during the period for interest	$449	$—	$2,585
Cash paid during the period for income taxes	$—	$—	$—

Non-cash transactions
Stock issued in exchange for debts	$—	$—	$11,808
Stock issued for equipment	$—	$—	$3,300

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

July 31, 2008

Note 1 – Nature and Continuance of Operations

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2008, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-K. Management acknowledges its responsibility for the preparation of the accompanying interim financial statements, which reflect all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

Organization

Cornerworld Corporation was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc. (“Olympic Weddings”). Effective May 1, 2007, Olympic Weddings changed its name to Cornerworld Corporation.

On August 10, 2007, Olympic Weddings completed a reverse acquisition with and into Cornerworld, Inc., a Delaware Corporation. Olympic Weddings acquired the business of Cornerworld, Inc. pursuant to the reverse acquisition, and will continue the existing business operations of Cornerworld, Inc. as a publicly-traded company under the name Cornerworld Corporation (the “Company”).

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

July 31, 2008

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

July 31, 2008

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

July 31, 2008

Note 2 – Summary of Significant Accounting Policies, continued

Property and equipment

Property and equipment are recorded at cost and depreciated over their estimates useful lives using the straight-line method as follows:

Computer equipment	3 years
Office furniture	5 years
Computer software packages	3 years
Capitalized software development	3 years

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at July 31, 2008.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company’s primary long-lived assets are property and equipment and website development costs. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges have been recorded as of July 31, 2008 or April 30, 2008. Although management believes that there is no impairment in the carrying value of its website development, the Company has not yet recognized any revenue for this asset, and uncertainties exist with respect to future revenue, if any. Therefore, a contingency exists with respect to this matter, the ultimate resolution of which cannot be determined.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

July 31, 2008

Note 2 – Summary of Significant Accounting Policies, continued

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At July 31, 2008, the Company had no amounts in excess of that which is insured by a Federal Government agency.

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

July 31, 2008

Note 2 – Summary of Significant Accounting Policies, continued

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

July 31, 2008

Note 2 – Summary of Significant Accounting Policies, continued

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

Note 4 – Notes Payable

Notes payable at July 31, 2008 consist of the following:

Date of Notes	Due Date	Terms	Principal	Interest Rate
8-01-2007	1-30-2009	On demand	$ 40,000	10%
8-10-2007	1-30-2009	On demand	10,000	10%
8-12-2007	1-30-2009	On demand	30,000	10%
7-29-2008	7-29-2009	On demand	20,000	10%
			$100,000

The $40,000 note payable is to the Company President’s mother, the $10,000 note payable is to the Company President’s second cousin, and the $30,000 note is to an unrelated party. The $20,000 note is payable to Scott Beck, CEO of the Company. The notes and related interest are payable in cash or stock at its fair market value equivalent at the option of the note holders. Each note is collaterized by substantially all of the assets of the Company which is outlined in a security agreement.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

July 31, 2008

Note 5 – Income Taxes

The Company is subject to domestic income taxes. The Company has had no income, and therefore has not accrued and paid any income tax.Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ended	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
April 30, 2007 (Audited)	$(28,081)	2027	$8,143	$(8,143)	$8,143
April 30, 2008 (Audited)	$(4.976,093)	2028	$1,443,067	$(1,451,210)	$1,443,067	$—
July 31, 2008 (Unaudited)	$(107,571)	2029	$31,196	$(1,482,406)	$31,196	$—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(29%)
Deferred income tax valuation allowance	29%
Actual tax rate	0%

Note 6 – Related Party Transactions

The Company uses the offices of its Chief Executive Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Note 7 – Capital Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no issued and outstanding preferred shares as of July 31, 2008. The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. As of July 31, 2008, 43,368,317 shares of common stock were issued and outstanding.

Thereafter, the parties amended the terms of the Agreement pursuant to (i) a Letter Agreement dated June 21, 2007, (ii) by Amendment No. 2 to the Share Exchange Agreement dated July 27, 2007, and (iii) by Amendment No. 3 to the Share Exchange Agreement dated August 8, 2007 (the Agreement and all aforementioned amendments are referred to collectively, as the “Agreement”).

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

July 31, 2008

Note 7 – Capital Stock, continued

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

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

July 31, 2008

Note 7 – Capital Stock, continued

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

The Company issued 10,000 shares of its common stock on November 14, 2007 with a fair value of $19,400 to a firm for consulting services rendered and on March 10, 2008, the Company issued 20,000 shares for $22,000 for consulting services. In January 2008, the Company received $500 cash proceeds from issuance of 250,000 shares of its common stock to a consulting firm in connection with a consulting agreement entered into on January 14, 2008 with a fair value of $374,500 for one year consulting services. The agreement was cancelled on March 24, 2008 and the remaining value of $374,500 was recognized as expense. The Company has recorded $415,900 of consulting services resulting from common stock issued for services provided by professionals for the year ended April 30, 2008. The Company issued 22,727 shares of common stock on December 31, 2007 for $25,000 cash.On March 10, 2008, the Company issued 159,090 shares of common stock for $175,000 cash, including 22,727 shares to a related party for $25,000. On January 17, 2008, the Company issued 393 shares of common stock for $500 as described above.

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

As disclosed in the Company’s Form 4 filings on June 30, 2008, Scott Beck and Jarrod Beck contributed to the capital of the company an aggregate of twenty four million shares of Cornerworld Corporation common stock. On June 27, 2008 Scott Beck returned 20,100,000 shares of common stock to the treasury leaving him with a total of 15,024,236 shares and Jarrod Beck returned 3,900,000 shares of common stock to the treasury leaving him with a total of 5,005,015 shares. After this return of common stock to Cornerworld treasury the company had a total of 43,368,317 shares of common stock outstanding.

Cornerworld Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

July 31, 2008

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

Stock Compensation Plan

On August 17, 2007, the Company’s board of directors adopted and implemented the Company’s 2007 Stock Compensation Plan. The total number of shares of the Company’s common stock which may be purchased or granted directly by Options, Stock Awards or Warrants under the Compensation Plan shall not exceed 4,000,000 shares of the Company’s common stock.

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

The total value of the Stock Incentive Plan is $447,337 which is being amortized over 5 years according to the agreements and $22,551 was expensed for the three months ended July 31, 2008, and from date of commencement of development stage to July 31, 2008, $59,699 was expensed. The total value of the Stock Compensation Plan is $3,484,000 which was expensed in the year ended April 30, 2008 in accordance with the agreements. The total value of the Warrant is $130,310 which is being amortized over 5 years according to the agreement. $6,569 was expensed for the three months ended July 31, 2008, and $17,636 was expensed and from date of commencement of development stage to July 31, 2008.

Note 9 – Subsequent Events

On August 11, 2008, the Company issued 1,500,000 options at $0.60 to Crystal Blue Consulting.

As disclosed in the 8-K filing of September 3, 2008, on August 27, 2008 Cornerworld Corporation entered into and closed a Share Exchange Agreement and Plan of Merger with Enversa Companies LLC, a Texas limited liability company, Leadstream LLC, a Texas limited liability company, and the holders of the membership interests of Leadstream. Pursuant to the Agreement, Leadstream merged with and into Enversa, of which Cornerworld is the sole member. Enversa shall remain the surviving company in connection with the merger and, as such, will acquire all right, title and interest in and to all real estate and other property of Leadstream and shall become responsible for all liabilities and obligations of Leadstream and Enversa.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES, continued

Results of Operations

Three Months Ended July 31, 2008 compared to Three Months Ended July 31, 2007 as well as period from September 1, 2006 (date of commencement of development stage) to July 31, 2008.

Revenue and Gross Profit

Our revenue and gross profit for the three months ended July 31, 2008 was $-0- and for July 31, 2007 the revenue was $-0- and the gross profit was $-0-.

Net Loss

For the three months ended July 31, 2008, we incurred a net loss of $107,571 or $0.0 per share, which was an increase of $42,812 from the net loss of $64,759 or $0.00 per share for the three months ended July 31, 2007. The increase in net loss is primarily attributable to an increase in professional fees, depreciation, and stock-based compensation.

The cumulative net loss since commencement of development stage is $5,111,745.

Operating Expenses

Total operating expenses for the three months ended July 31, 2008 increased by $50,801 to $115,560 from $64,759 for the three months ended July 31, 2007. This change is due principally to an increase in professional fees, depreciation, and stock-based compensation.

The cumulative operating expenses since commencement of development stage are $5,111,718.

Liquidity and Capital Resources

As of July 31, 2008, we had a working capital deficit of approximately $(444,738) and cash of $19,065. For the three months ended July 31, 2008, we received $20,000 from the Chief Executive Officer in the form of a note. Our investing activity for the three months ended July 31, 2008, consisted of $9,000 for website developments costs.

Since commencement of development state (September 1, 2006) to July 31, 2008, we received financing of $80,000 in the form of on demand notes maturing in one year with an interest rate of 10% per annum, $20,000 for a note from the Chief Executive Officer, and also $338,567 for issuance of common stock. Our investing for the period from the period from commencement of development stage (September 1, 2006) to July 31, 2008 consisted of $313,008 for purchases of computer equipment and software and website development costs. We have not acquired additional debt financing. We do not have the funds necessary to maintain our operations for the remainder of our fiscal year, and will need to raise additional funding.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS

31.1	Certification by Scott Beck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Scott Beck, Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Scott Beck, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Scott Beck, Principal Accounting Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 7. SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERWORLD CORPORATION

Date: September 12 , 2008	By:	/s/ Scott Beck
Scott Beck
Chief Executive Officer

By:	/s/ Scott Beck
Scott Beck
Principal Accounting Officer