Form 10-Q
period 2008-10-31
Cornerworld Corp
filed 2008-12-19
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended October 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-128614

CORNERWORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12222 Merit Drive Suite 120

Dallas, Texas 75251

(Address of principal executive offices)

(469) 828-4277

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X]

As of December 12, 2008 the registrant had 46,998,317 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐               Accelerated filer ☐

Non-accelerated filer ☐                  Smaller reporting company ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNERWORLD CORPORATION

FINANCIAL STATEMENTS

OCTOBER 31, 2008

CONTENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 to F-16

Cornerworld Corporation

Consolidated Balance Sheets

	October 31, 2008	April 30, 2008
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$239,077	$45,164
Receivables, net of allowance for doubtful accounts of $71,647 at October 31, 2008	712,413	—
Prepaid Expenses	6,155	1,500
Total current assets	957,645	46,664

Property, Plant and Equipment	342,005	307,307
Accumulated Depreciation	(110,046)	(55,678)
Property, Plant and Equipment, net	231,959	251,629

Intangible Assets	944,444	—

Goodwill	3,236,986	—

Total assets	$5,371,034	$298,293

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable	$776,238	$218,820
Credit card payable	2,977	1,528
Accrued expenses and other current liabilities	463,284	129,129
Notes payable, related parties	70,000	50,000
Line of credit, related party	75,000	—
Notes payable, other	30,000	30,000
Total current liabilities	1,417,499	429,477

Long-term liabilities
Notes payable	1,500,000	—

Commitments and contingencies	—	—

Stockholders’ equity/(deficit)
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.001 per share, 250,000,000 shares authorized: Issued and outstanding 46,968,317 and 67,368,317 common shares as of October 31, 2008 and April 30, 2008, respectively	46,968	67,368
Additional paid-in-capital	7,788,911	4,805,622
Retained earnings/(deficit)	(5,382,344)	(5,004,174)
Total stockholders’ equity/(deficit)	2,453,535	(131,184)

Total liabilities and stockholders’ equity/(deficit)	$5,371,034	$298,293

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

Consolidated Statement of Operations

Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007

Revenues	$613,850	$—	$613,850	$—

Cost of Sales	321,164	—	321,164	—

Gross Profit	292,686	—	292,686	—

Selling General & Administrative Expense	459,929	4,137,585	549,963	4,199,738
Depreciation and Amortization Expense	84,398	8,594	109,924	11,200

Operating Income/(Loss)	(251,641)	(4,146,179)	(367,201)	(4,210,938)

Interest (Income)/Expense	27,235	2,461	29,711	2,461
Other (Income)/Expense	(8,277)	—	(18,742)	—

Profit/(Loss) before income taxes	(270,599)	(4,148,640)	(378,170)	(4,213,399)

Income Taxes	—	—	—	—

Net Income /(Loss)	$(270,599)	$(4,148,640)	$(378,170)	$(4,213,399)

Net Loss per share-basic and diluted	$(0.01)	$(0.06)	$(0.01)	$(0.06)

Weighted average shares outstanding - basic and diluted	45,911,795	66,823,891	52,205,274	66,485,196

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from April 30, 2007 to October 31, 2008

(Unaudited)

	Common	Common	Paid-in	Accumulated
	Stock Shares	Stock	Capital	Deficit	Total

Balance at April 30, 2007	62,700,000	62,700	90,475	(28,081)	125,094

Reorganization/Recapitalization	3,662,500	3,663	(3,663)	—	—
Common stock issued for cash
December 31, 2007 @ $1.10	22,727	23	24,977	—	25,000
January 17, 2008 @ $1.27	393	—	500	—	500
March 10, 2008 @$1.10	159,090	159	174,841	—	175,000
Stock-based compensation	—	—	48,215	—	48,215
Common stock issued for consulting services
November 14, 2007 @ $1.94	10,000	10	19,390	—	19,400
January 17, 2008 @ $1.50	249,607	249	374,251	—	374,500
March 10, 2008 @$1.10	20,000	20	21,980	—	22,000
Common stock and options issued for shell acquisition transaction costs
Stock Compensation Plan Options	—	—	3,484,000	—	3,484,000
September 5, 2007 @$1.05	404,000	404	423,796	—	424,200
September 5, 2007 @$1.05	100,000	100	104,900	—	105,000
September 5, 2007 @$1.05	40,000	40	41,960	—	42,000
Net loss	—	—	—	(4,976,093)	(4,976,093)
Balance at April 30, 2008	67,368,317	67,368	4,805,622	(5,004,174)	(131,184)

Retirement of Common Stock June 27, 2008	(24,000,000)	(24,000)	24,000	—	—
Stock-based compensation	—	—	29,120	—	29,120
Net loss	—	—	—	(107,571)	(107,571)
Balance at July 31, 2008	43,368,317	$43,368	$4,858,742	$(5,111,745)	$(209,635)

Common stock and options issued for acquisition of Enversa Companies August 27@$0.79	3,600,000	3,600	2,840,400	—	2,844,000
Stock -based compensation	—	—	89,769	—	89,769
Net loss	—	—	—	(270,599)	(270,599)

Balance at October 31, 2008	46,968,317	$46,968	$7,788,911	$(5,382,344)	$2,453,535

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Consolidated	Consolidated
	For the Six Month	For the Six Month
	Period Ended	Period Ended
	October 31, 2008	October 31, 2007

Cash flows from operating activities
Net loss	$(378,170)	$(4,213,399)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	109,924	11,200
Stock-based compensation	118,889	1,877
Common stock issued for acquisition	3,600	—
Shell acquisition transaction costs	—	4,055,200
Additional paid in capital	2,840,400	—
Change in operating assets and liabilities
Accounts receivable	(712,413)	—
Prepaid Expenses	(4,655)	—
Accounts payable	632,418	129,874
Credit card payable	1,449	14,553
Accrued expenses	334,155	4,738
Net cash used in operating activities	2,945,597	4,043

Cash flows from investing activities
Purchase of computer equipment and software	—	(22,112)
Capitalized software development	—	(172,398)
Acquisition of fixed assets	(34,698)	—
Acquisition of intangible assets	(1,000,000)	—
Acquisition of goodwill	(3,236,986)	—
	(4,271,684)	(194,510)

Cash flows from financing activities
Proceeds from issuance of notes payable	20,000	—
Proceeds from issuance of acquisition notes payable	1,500,000	80,000
Issuance of common stock	—	—
Net cash provided by financing activities	1,520,000	80,000

Net (decrease) increase in cash and cash equivalents	193,913	(110,467)

Cash and cash equivalents at beginning of period	45,164	110,873

Cash and cash equivalents at end of period	$239,077	406

Supplemental disclosure
Cash paid during the period for interest	$—	$577
Cash paid during the period for income taxes	$—	$—

Non-cash transactions
Stock issued in exchange for debts	$—	$—
Stock issued for equipment	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

Notes to Consolidated Financial Statements

October 31, 2008

Note 1 – Nature and Continuance of Operations

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2008, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-K and the unaudited consolidated financial statements for the quarter ended July 31, 2008, included in the quarterly report previously filed with the Securities and Exchange Commission on Form 10-Q. Management acknowledges its responsibility for the preparation of the accompanying interim financial statements, which reflect all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

Organization

Cornerworld Corporation was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc. (“Olympic Weddings”). Effective May 1, 2007, Olympic Weddings changed its name to Cornerworld Corporation.

On August 10, 2007, Olympic Weddings completed a reverse acquisition with and into Cornerworld, Inc., a Delaware Corporation. Olympic Weddings acquired the business of Cornerworld, Inc. pursuant to the reverse acquisition, and continued the existing business operations of Cornerworld, Inc. as a publicly-traded company under the name Cornerworld Corporation (“Cornerworld” or the “Company”).

Effective with the reverse acquisition, all previous 6,160,854 shares of outstanding common stock owned by Cornerworld, Inc.’s shareholders were exchanged for an aggregate of 62,700,000 shares of the Company’s common stock. The transaction was accounted for as a reverse acquisition since the former controlling shareholder of Cornerworld, Inc. controlled Cornerworld Corporation after the transaction.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

Cornerworld, Inc. was formed under the laws of the state of Delaware on October 7, 2003 and remained inactive until September 1, 2006.

The Company’s year-end is April 30th.

Cornerworld entered into a Share Exchange Agreement and Plan of Merger (the “Agreement”) with Enversa Companies LLC, a Texas limited liability company (“Enversa”), Leadstream LLC, a Texas limited liability company (“Leadstream”), and the holders of the membership interests of Leadstream on August 27, 2008. Pursuant to the Agreement, on August 27, 2008, Leadstream merged with and into Enversa (the “Merger”), of which Cornerworld is the sole member. Enversa was the surviving company in the merger and, as such, acquired all right, title and interest in and to all real estate and other property of Leadstream and became responsible for all liabilities and obligations of Leadstream and Enversa.

Cornerworld Corporation

Notes to Consolidated Financial Statements

October 31, 2008

Until the Merger on August 27, 2008, the Company was in the development stage and had not realized any revenues from its operations. Cornerworld Corporation is an Interactive Media Company with a focus in direct marketing that leverages its proprietary lead generation engine to garner qualified leads (consumers) for Fortune 1000 advertisers across social networking websites, niche based websites, its own burgeoning music portal and offline venues.

The Company operates in several fast-growing businesses in verticals that serve brand and direct marketers needing to produce measurable results for each advertising dollar spent. Cornerworld.com is a free, groundbreaking business management and social networking platform that empowers independent content creators to share and profit from their skills.

Enversa is a subsidiary of Cornerworld and a leading marketing communications provider. Enversa offers a full menu of services for brand and direct response customer acquisition campaigns, including media buying and planning for online and mobile media. It provides customer relationship marketing and interactive services, as well as customer data collection and analysis tools used for planning and targeting client marketing efforts across a network of partner, representative and owned content sites, including CornerWorld.com. Moreover, Enversa operates several ad networks and a proprietary request for proposal (RFP) technology that highlights promotional offers from a variety of corporate clients. Enversa uses an established media auction technology to deliver significantly more inventory than current market rates. Enversa effectively enables media properties to compete against each other, empowering advertisers to extend their marketing budgets beyond typical marketplace levels through fair and free market competition.

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

Basis of Consolidation

These consolidated financial statements include the accounts of Cornerworld Corporation and its wholly-owned subsidiaries, Cornerworld, Inc. and Enversa. All intercompany accounts and transactions have been eliminated.

Receivables

Accounts receivable include uncollateralized customer obligations due under normal trade terms requiring payment within 30-60 days from invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected resulting from past due amounts from customers. The allowance for doubtful accounts was $71,647 as of October 31, 2008.

Selling, General and Administrative Expenses

Enversa receives administrative support from its former parent company, Internet University, Inc. (“Internet University”). Included in such administrative support are human resources, accounting, information technology and facilities services. Enversa operates from office space provided by Internet University and utilizes furniture and equipment provided by Internet University in such office space. The costs of such services have been billed to Cornerworld and are reflected in the income statements in the total amount of $22,905 for the two months of September and October 2008. Management believes that the amounts recorded for these operating and administrative expenses are indicative of the actual costs and would not have been materially different had Enversa been operated on a standalone basis.

Cornerworld Corporation

Notes to Consolidated Financial Statements

October 31, 2008

Additionally, all of Enversa’s staff is leased to Enversa through an agreement between Cornerworld, Enversa, and Internet University. Enversa employees are paid under the federal employer identification number and are included in the employee benefit programs, such as life, health and disability insurance and 401(k) of a subsidiary of Internet University. The selling, general and administrative expenses on the income statement reflects a total of $144,071 of actual salaries for each Enversa staff person during the periods presented, as well as an allocation of payroll taxes and employee benefits calculated at 15% of salary.

Organizational and Start-up Costs

Until August 27, 2008, Cornerworld Corporation was in the development stage. Costs of start-up activities, including organizations costs, were expensed as incurred in accordance with SOP 98-5.

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

Estimated Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments.” SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts receivable-related party, accounts payable, accounts payable-related party, accrued liabilities, and notes payable approximate their estimated fair values due to their short-term maturities.

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Revenue Recognition

Revenue is recognized along with the related cost of revenue as leads are delivered. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Amounts billed to clients in advance of delivery of leads are classified under current liabilities as deferred revenue.

Cornerworld Corporation

Notes to Consolidated Financial Statements

October 31, 2008

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three (3) months or less to be cash equivalents.

Property and equipment

Property and equipment are recorded at cost and depreciated over their estimates useful lives using the straight-line method as follows:

Computer equipment	3 years
Office furniture	5 years
Computer software packages	3 years
Capitalized software development	3 years
Website Development Costs	3 years

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at October 31, 2008.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company’s primary long-lived assets are property and equipment and website development costs. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges have been recorded as of October 31, 2008 or April 30, 2008. Although management believes that there is no impairment in the carrying value of its website development, the Company has not yet recognized any revenue for this asset, and uncertainties exist with respect to future revenue, if any. Therefore, a contingency exists with respect to this matter, the ultimate resolution of which cannot be determined.

Cornerworld Corporation

Notes to Consolidated Financial Statements

October 31, 2008

Acquisition of Leadstream

As noted in Note 1 above, on August 27, 2008, Leadstream LLC merged with and into Enversa Companies LLC, which is a subsidiary of the Company (the “Merger”). The results of Leadstream’s operations have been included in the consolidated financial statements since that date. Enversa is a technology-oriented direct response marketing company. Using its proprietary technology, Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa utilizes a pay-for-performance pricing model which is very appealing to clients because it insures that they are billed solely for campaign performance.

This business combination was accounted for as a purchase of Leadstream by Cornerworld Corporation under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price, including transaction costs, is allocated to the net tangible and intangible assets acquired by Cornerworld Corporation in connection with the transaction, based on their fair values as of the completion of the transaction. The aggregate purchase price was $4,344,000, including $1,500,000 in promissory notes, and 3,600,000 shares of common stock valued at $0.79 per share. The value of the 3,600,000 common shares issued was determined based on the closing market price of the Company’s common shares on August 27, 2008.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

At September 27, 2008
Current assets	$724,704
Property, plant and equipment	25,698
Intangible assets	1,000,000
Goodwill	3,236,986
Total assets acquired	4,987,387
Current liabilities	643,388
Total liabilities assumed	2,143,388
Net assets acquired	$2,843,999

The $1,000,000 of intangible assets relates to customer lists that have an expected useful life of three years.

Pro Forma Summary Financial Data

The following pro forma summary financial data presents our pro forma condensed combined financial information as if we had completed the Merger at the beginning of each period shown. The pro forma summary financial data is incomplete and should be read in conjunction with the pro forma financial information of Cornerworld Corporation and Leadstream for the year ended April 30, 2008 and the quarter ended July 31, 2008 which is contained in the Company’s Amended Current Report on Form 8-K which was filed on November 13, 2008.

Cornerworld Corporation

Notes to Consolidated Financial Statements

October 31, 2008

Cornerworld Corporation

Consolidated Statement of Operations

Unaudited

	Proforma	Proforma	Proforma	Proforma
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007

Revenues	$1,052,609	$865,097	$1,880,199	$2,237,133

Cost of Sales	639,461	449,607	1,195,962	1,421,067

Gross Profit	413,148	415,490	684,237	816,066

Selling General & Administrative Expense	534,976	4,517,986	827,871	4,929,327
Depreciation and Amortization Expense	113,375	91,927	225,835	177,867

Operating Income/(Loss)	(235,203)	(4,194,423)	(369,469)	(4,291,128)

Interest (Income)/Expense	32,319	19,777	52,111	37,093
Other (Income)/Expense	(8,277)	—	(18,742)	—

Profit/(Loss) before income taxes	(259,245)	(4,214,201)	(402,838)	(4,328,221)

Income Taxes	—	—	—	—

Net Income /(Loss)	$(259,245)	$(4,214,201)	$(402,838)	$(4,328,221)

Net Loss per share-basic and diluted	$(0.01)	$(0.06)	$(0.01)	$(0.07)

Weighted average shares outstanding - basic and diluted	45,911,795	66,823,891	52,205,274	66,485,196

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

Concentrations of cash and cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At October 31, 2008, the Company had no amounts in excess of that which is insured by a Federal Government agency.

Concentration of credit risk

Credit is extended based on an evaluation of the customer’s financial condition, and the Company does not require collateral. Write-offs of accounts receivable have historically been nominal. Approximately 31% and 71% of total revenue was derived from the Company’s one and three largest customers during the three months ended October 31, 2008, respectively.

Cornerworld Corporation

Notes to Consolidated Financial Statements

October 31, 2008

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

Note 3 – Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has sustained losses from inception and has a working capital deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. There is no assurance of the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

Note 4 – Notes Payable

Notes payable at October 31, 2008 consist of the following:

Date of Notes	Due Date	Terms	Principal	Interest Rate
8-01-2007	1-30-2009	On demand	$ 40,000	10.0%
8-10-2007	1-30-2009	On demand	10,000	10.0%
8-12-2007	1-30-2009	On demand	30,000	10.0%
7-29-2008	7-29-2009	On demand	20,000	10.0%
8-28-2008	2-28-2010	See note below	1,500,000	4.58%
			$1,600,000

The $40,000 note payable is to our chief executive officer’s mother, the $10,000 note payable is to our chief executive officer’s second cousin, and the $30,000 note is to an unrelated party. The $20,000 note is payable to Scott Beck, our chief executive officer. The notes and related interest are payable in cash or stock at its fair market value equivalent at the option of the note holders. Each note is collateralized by substantially all of the assets of Cornerworld, Inc., which is outlined in a security agreement.

Cornerworld Corporation

Notes to Consolidated Financial Statements

October 31, 2008

The $1,500,000 notes payable are to the three prior members of Leadstream. These notes bear an interest rate of 4.58%, and the payment of these notes is governed by the following: within 30 days of the end of each fiscal quarter of Enversa, in which the Enversa EBITDA is greater than $150,000, the note holders shall receive 40% of such EBITDA. The remaining unpaid principal sum and all accrued and unpaid interest thereon shall be due and payable in full on the earliest to occur of: (i) the date on which Marc Blumberg is removed from the board of directors of the Company prior to the payment in full of all such amounts; (ii) the date which is at least 18 months following the date of the Merger on which the Company’s consolidated aggregate EBITDA for the 3 consecutive months preceding such date is less than $500,000; or (iii) the date on which there is a change of control of Enversa or Enversa is merged with or into an affiliate of the Company without the consent of the note holders.

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ended	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
April 30, 2007 (Audited)	$(28,081)	2027	$8,143	$(8,143)	$8,143
April 30, 2008 (Audited)	$(4,976,093)	2028	$1,443,067	$(1,451,210)	$1,443,067	$—
October 31, 2008 (Unaudited)	$(365,936)	2029	$106,021	$(1,557,231)	$106,021	$—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(29%)
Deferred income tax valuation allowance	29%
Actual tax rate	0%

Note 6 – Related Party Transactions

The Company uses the offices of its Chief Executive Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Enversa receives administrative support from Internet University, Inc., which was one of the three former members of Leadstream. Included in such administrative support are human resources, accounting, IT and facilities services (see Note 2).

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which expires on February 27, 2009. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in Cornerworld’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that Cornerworld and Enversa receives or is at any time entitled to receive. There was an outstanding balance of $75,000 under the line of credit at October 31, 2008.

Cornerworld Corporation

Notes to Consolidated Financial Statements

October 31, 2008

Note 7 – Capital Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no issued and outstanding preferred shares as of October 31, 2008. The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. As of October 31, 2008, 46,968,317 shares of common stock were issued and outstanding.

For information regarding the reverse acquisition, pursuant to which all previous 6,160,854 shares of outstanding common stock owned by Cornerworld, Inc.'s shareholders were exchanged for an aggregate of 62,700,000 shares of the Company's common stock, please see Note 7 to the Company’s Consolidated Financial Statements as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

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

As disclosed in the 8-K filing of September 3, 2008, on August 27, 2008, Cornerworld Corporation entered into and closed a Share Exchange Agreement and Plan of Merger with Enversa Companies LLC, a Texas limited liability company, Leadstream LLC, a Texas limited liability company, and the holders of the membership interests of Leadstream (the “Leadstream Members”). Pursuant to the Agreement, Leadstream merged with and into Enversa, of which Cornerworld is the sole member.

Cornerworld acquired Leadstream in exchange for 3,600,000 shares of Cornerworld stock (the “Acquisition Shares”) and a $1,500,000 note payable. After this exchange, the company had a total of 46,967,317 shares of common stock outstanding. The Acquisition Shares, which are restricted securities as defined under the U.S. securities laws, are subject to a leakout provision. The Leadstream Members agreed that during the two-year period following the Closing Date, they would not sell the Acquisition Shares in the aggregate in excess of 1% of Cornerworld’s outstanding shares (i.e. each Leadstream Member would be entitled to sell up to its pro rata portion of such 1%).

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

The number of shares outstanding under the Company’s 2007 Incentive Stock Plan as of October 31, 2008 was 1,109,000. See Note 9 for Subsequent Events.

Stock Compensation Plan

On August 17, 2007, the Company’s board of directors adopted and implemented the Company’s 2007 Stock Compensation Plan. The total number of shares of the Company’s common stock which may be purchased or granted directly by Options, Stock Awards or Warrants under the Compensation Plan shall not exceed 4,000,000 shares of the Company’s common stock.

Cornerworld Corporation

Notes to Consolidated Financial Statements

October 31, 2008

Awards granted to a participant of the Company shall become exercisable over a period of no longer than 5 years, and may vest as determined at the Company’s discretion at the time of grant.

As of October 31, 2008, all 4,000,000 authorized shares under the Company’s 2007 Stock Compensation Plan had been granted. See Note 9 for Subsequent Events.

Warrants

On November 27, 2007, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.66 per share to an individual for his commitment to serve as an advisor of the Company for one year commencing December 1, 2007. The warrant expires November 27, 2012.

On August 11, 2008, the Company issued 1,500,000 warrants at $0.60 to Crystal Blue Consulting. Subsequent to October 31, 2008, these warrants were returned for cancellation. See Note 9 for Subsequent Events.

The total value of the Stock Incentive Plan is $447,337 which is being amortized over 5 years according to the agreements and $22,551 was expensed for the three months ended October 31, 2008, and $45,102 was expensed for the six months ended October 31, 2008. The total value of the Stock Compensation Plan is $3,484,000 which was expensed in the year ended April 30, 2008 in accordance with the agreements. The total value of the Warrant is $130,310 which is being amortized over 5 years according to the agreement. $6,569 was expensed for the three months ended October 31, 2008, and $13,138 was expensed for the six months ended October 31, 2008.

Note 9 – Subsequent Events

Subsequent to the end of the fiscal quarter, the following changes were made to Cornerworld’s stockholders’ equity and various plans involving stock options and warrants:

•	3,680,000 options with an exercise price of $1.10 that had been issued to Crystal Blue Consulting on August 17, 2007 pursuant to the Stock Compensation Plan adopted August 17, 2007, were cancelled.

•	1,500,000 warrants with an exercise price of $0.60 that had been issued to Crystal Blue Consulting on August 11, 2008 pursuant to the Stock Compensation Plan adopted August 17, 2007, were cancelled.

•

The Board of Directors ratified and approved the issuance of 100,000 incentive stock options with an exercise price of $0.25 for consultants, pursuant to the Incentive Stock Plan adopted August 17, 2007.

•

The Board of Directors ratified and approved the issuance of 75,000 incentive stock options with an exercise price of $0.40 for consultants, pursuant to the Incentive Stock Plan adopted August 17, 2007.

•

The Board of Directors ratified and approved the issuance of 425,000 incentive stock options with an exercise price of $0.60 for consultants, pursuant to the Incentive Stock Plan adopted August 17, 2007.

•	The Board of Directors ratified and approved the issuance of 130,000 options with an exercise price of $0.60 for consultants, pursuant to the Stock Compensation Plan adopted August 17, 2007.

•	The Board of Directors ratified and approved the issuance of 750,000 options with an exercise price of $0.60 for consultants, pursuant to the non-qualified options agreement dated August 27, 2008.

•	The Board of Directors ratified and approved the issuance of 6,680,000 warrants with an exercise price of $0.20 for consultants to the Company, 5,180,000 of which were to Crystal Blue Consulting.

Cornerworld Corporation

Notes to Consolidated Financial Statements

October 31, 2008

•	The Board of Directors ratified and approved the issuance of 500,000 warrants with an exercise price of $0.30 for consultants to the Company.

•	The Board of Directors ratified and approved the issuance of 250,000 warrants with an exercise price of $0.60 for consultants to the Company.

•	The Board of Directors ratified and approved the issuance of 1,000,000 success fee warrants with an exercise price of $0.20 for consultants to the Company.

•	The Board of Directors ratified and approved the issuance of 500,000 success fee warrants with an exercise price of $1.25 for consultants to the Company.

•	The Company issued 30,000 shares of common stock in connection with the settlement of certain outstanding claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Effective August 10, 2007, the Company acquired CornerWorld, Inc. CornerWorld, Inc., the Company’s wholly-owned subsidiary, was organized as a Delaware Corporation on October 7, 2003.

Cornerworld Corporation is an Interactive Media Company with a focus in direct marketing that leverages its proprietary lead generation engine to garner qualified leads (consumers) for Fortune 1000 advertisers across social networking websites, niche based websites, its own burgeoning music portal and offline venues.

The Company operates in several fast-growing businesses in verticals that serve brand and direct marketers needing to produce measurable results for each advertising dollar spent. CornerWorld.com is a free, groundbreaking business management and social networking platform that empowers independent content creators to share and profit from their skills.

On August 27, 2008, Leadstream LLC, a Texas limited liability company (“Leadstream”), merged with and into Enversa Companies LLC, a Texas limited liability company (“Enversa”). Enversa was the surviving company in the merger (the “Merger”).

Enversa is a subsidiary of Cornerworld and a leading marketing communications provider. Enversa offers a full menu of services for brand and direct response customer acquisition campaigns, including media buying and planning for online and mobile media. It provides customer relationship marketing and interactive services, as well as customer data collection and analysis tools used for planning and targeting client marketing efforts across a network of partner, representative and owned content sites, including Cornerworld.com. Moreover, Enversa operates several ad networks and a proprietary RFP technology that highlights promotional offers from a variety of corporate clients. Enversa uses an established media auction technology to deliver significantly more inventory than current market rates. Enversa effectively enables media properties to compete against each other, empowering advertisers to extend their marketing budgets beyond typical marketplace levels through fair and free market competition.

Results of Operations

Three Months and Six Months Ended October 31, 2008 compared to Three Months and Six Months Ended October 31, 2007.

Revenue and Gross Profit

Our revenue and gross profit for the three months ended October 31, 2008 was $613,850 and $292,686, respectively. This revenue and gross profit resulted from the Merger during our fiscal second quarter on August 27, 2008. Before the Merger, Cornerworld was a Development Stage Company with zero revenue and no gross profit. Therefore, our revenue and gross profit for the six months ended October 31, 2008 was also $613,850 and $292,686, respectively.

Net Loss

For the three months ended October 31, 2008, we incurred a net loss of $270,599 or ($0.01) per share, which was an improvement of $3,878,041 from the net loss of $4,148,640 or ($0.06) per share for the three months ended October 31, 2007. During the second quarter of 2007, Cornerworld recorded $4,055,200 in reverse merger transaction costs which it did not incur in the second quarter of 2008. As we disclosed in our Annual Report on Form 10-K for the year ended April 30, 2008, these reverse merger transaction costs were not originally reported in the Quarterly Report on Form 10-Q for the second quarter of 2007, but were corrected as of our year-end. For our net loss comparisons for the three months and six months ended October 31, 2008 as compared to the three months and six months ended October 31, 2007, we have now recorded the reverse merger transaction costs in the proper period.

For the six months ended October 31, 2008, we incurred a net loss of $378,170 or ($0.01) per share, which was an improvement of $3,835,229 from the net loss of $4,213,399 or ($0.06) per share for the six months ended October 31, 2007. The improvement is mainly due to the $4,055,200 of reverse merger transaction costs recorded for the first six months of 2007. No reverse merger transaction costs were recorded for the first six months of 2008.

Operating Expenses

Total operating expenses, excluding the 2007 reverse merger transaction costs and excluding depreciation and amortization expenses for the three months ended October 31, 2008, increased by $377,544 to $459,929 from $82,385 for the three months ended October 31, 2007. This change is due principally to operating expenses of Enversa as a result of the Merger, including personnel and occupancy costs. The depreciation and amortization expenses increased by $75,804 from $8,594 during the three months ended October 31, 2007 to $84,398 for the three months ended October 31, 2008 due to the depreciation expense related to the assets acquired from Leadstream and the amortization related to the customer lists acquired with Leadstream as of August 27, 2008.

Total operating expenses, excluding the 2007 reverse merger transaction costs and depreciation and amortization expense for the six months ended October 31, 2008, increased by $405,425 to $549,963 from $144,538 for the six months ended October 31, 2007. This change is due principally to operating expenses of Enversa as a result of the Merger, including personnel and occupancy costs. The depreciation and amortization expenses increased by $98,724 from $11,200 during the six months ended October 31, 2007 to $109,924 for the six months ended October 31, 2008 due to the depreciation expense related to the assets acquired from Leadstream and the amortization related to the customer lists acquired with Leadstream as of August 27, 2008.

Liquidity and Capital Resources

As of October 31, 2008, we had a working capital deficit of approximately $(447,622) and cash of $239,077. As a result of the Merger, we issued promissory notes in the aggregate principal amount of $1,500,000 which bear interest at a rate of 4.58%. The payment of the promissory notes is governed by special terms detailed in the footnotes to our financial statements. For the six months ended October 31, 2008, we received a note for $20,000 from our chief executive officer. Our investing activity for the three months ended October 31, 2008, consisted of $9,000 for website developments costs.

From commencement of development stage (September 1, 2006) to October 31, 2008, we received financing of $80,000 in the form of on demand notes maturing in one year with an interest rate of 10% per annum, $20,000 for a note from our chief executive officer, and $338,567 for issuance of common stock. Our investing for the period from commencement of development stage (September 1, 2006) to October 31, 2008 consisted of $313,008 for purchases of computer equipment and software and website development costs.

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which expires on February 27, 2009. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in Cornerworld’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that Cornerworld and Enversa receives or is at any time entitled to receive. There was an outstanding balance of $75,000 under the line of credit at October 31, 2008.

Critical Accounting Policies and Estimates

Until the Merger on August 27, 2008, the Company was in the development stage and had not yet realized any revenues from its planned operations.

Website Development Costs

Website development costs, representing capitalized costs of design, configuration, coding, installation and testing of the Company’s website, are capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three (3) years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

Revenue Recognition

Revenue is recognized along with the related cost of revenue as leads are delivered. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Amounts billed to clients in advance of delivery of leads are classified under current liabilities as deferred revenue.

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

In December 2007, the FASB issued SFAS No 141(R), ”Business Combinations” (“SFAS No 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No 51” (“SFAS No 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. We conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that, as of October 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in internal controls. There has been no change in our internal control over financial reporting during the quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As a result of the Merger, on August 27, 2008, the holders of the membership interests of Leadstream became entitled to receive from us, on a pro rata basis, 3,600,000 shares of our common stock (the “Acquisition Shares”) and promissory notes in the aggregate principal amount of $1,500,000 (the “Acquisition Notes”). Since the transaction was not considered to have involved a public offering within the meaning of Section 4(2) of the Securities Act of 1933, the issuance is deemed to be exempt from registration.

Further information regarding the Acquisition Shares and the Acquisition Notes can be found in our Current Report on Form 8-K, filed on September 3, 2008. No issuances of Acquisition Shares and no payments of Acquisition Notes were effected during the quarter ended October 31, 2008.

On August 11, 2008, the Company issued 1,500,000 warrants to Crystal Blue Consulting in exchange for consulting services. The warrants had an exercise price of $0.60 and an expiration date of August 11, 2013. The issuance was deemed exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, since it was not considered to be a public offering. Subsequent to October 31, 2008, these warrants were returned for cancellation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS .

EXHIBITS

31.1	Certification by Scott Beck, Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Scott Beck, Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERWORLD CORPORATION

Date: December 18, 2008	By:	/s/ Scott Beck
Scott Beck
Chief Executive Officer and Principal Financial Officer