Form 10-Q
period 2009-01-31
Cornerworld Corp
filed 2009-03-23
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended January 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-128614

CORNERWORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12404 Park Central Drive, Suite 400

Dallas, Texas 75251

(Address of principal executive offices) (Zip Code)

(214) 224-1081

(Registrant’s telephone number, including area code)

12222 Merit Drive, Suite 120

Dallas, Texas 75251

(Former Address)

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

As of March 16, 2009 the registrant had 64,498,317 shares of common stock issued and outstanding.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

CORNERWORLD CORPORATION

FINANCIAL STATEMENTS

JANUARY 31, 2009

CONTENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	F-3

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 to F-18

Cornerworld Corporation

Consolidated Balance Sheets

	January 31, 2009	April 30, 2008
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$130,047	$45,164
Receivables, net of allowance for doubtful accounts of $86,647 at January 31, 2009	654,964	—
Prepaid Expenses	7,726	1,500
Total current assets	792,737	46,664

Property, Plant and Equipment	342,004	307,307
Accumulated Depreciation	(140,004)	(55,678)
Property, Plant and Equipment, net	202,000	251,629

Intangible Assets	861,111	—

Goodwill	3,236,986	—

Total assets	$5,092,834	$298,293

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable	$1,129,487	$218,820
Credit card payable	9,538	1,528
Accrued expenses and other current liabilities	247,866	129,129
Notes payable, related parties	70,000	50,000
Line of credit, related party	125,000	—
Notes payable, other	30,000	30,000
Total current liabilities	1,611,891	429,477

Long-term liabilities
Notes payable	1,500,000	—

Commitments and contingencies	—	—

Stockholders’ equity/(deficit)
Preferred stock, par value $.001 per share, 10,000,000 shares authorized, no shares issued	—	—
Common stock, par value $.001 per share, 250,000,000 shares authorized: Issued and outstanding 46,998,317 and 67,368,317 common shares as of January 31, 2009 and April 30, 2008, respectively	46,998	67,368
Additional paid-in-capital	4,672,164	4,805,622
Retained earnings/(deficit)	(2,738,219)	(5,004,174)
Total stockholders’ equity/(deficit)	1,980,943	(131,184)

Total liabilities and stockholders’ equity/(deficit)	$5,092,834	$298,293

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

Consolidated Statement of Operations

Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008

Revenues	$728,382	$—	$1,342,232	$—

Cost of Sales	492,417	—	813,581	—

Gross Profit	235,965	—	528,651	—

Selling General & Administrative Expense	681,724	145,770	1,231,686	4,345,508
Depreciation and Amortization Expense	113,291	20,419	223,216	31,619

Operating Income/(Loss)	(559,050)	(166,189)	(926,215)	(4,377,127)

Interest (Income)/Expense	46,659	2,898	76,370	5,359
Other (Income)/Expense	(4,882)	—	(23,624)	—

Profit/(Loss) before income taxes	(600,827)	(169,087)	(978,997)	(4,382,486)

Income Taxes	—	—	—	—

Net Income /(Loss)	$(600,827)	$(169,087)	$(978,997)	$(4,382,486)

Net Loss per share-basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.07)

Weighted average shares outstanding - basic and diluted	46,991,795	66,970,917	50,454,815	66,901,480

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period from April 30, 2008 to January 31, 2009

(Unaudited)

	Common	Common	Paid-in	Accumulated
	Stock Shares	Stock	Capital	Deficit	Total

Balance at April 30, 2008	67,368,317	67,368	4,805,622	(5,004,174)	(131,184)

Retirement of Common Stock June 27, 2008	(24,000,000)	(24,000)	24,000	—	—
Stock-based compensation	—	—	29,120	—	29,120
Net loss	—	—	—	(107,571)	(107,571)
Balance at July 31, 2008	43,368,317	$43,368	$4,858,742	$(5,111,745)	$(209,635)

Common stock and options issued for acquisition of Enversa Companies
August 27, 2008 @$0.79	3,600,000	3,600	2,840,400	—	2,844,000
Stock -based compensation	—	—	89,769	—	89,769
Net loss	—	—	—	(270,599)	(270,599)

Balance at October 31, 2008	46,968,317	$46,968	$7,788,911	$(5,382,344)	$2,453,535

Common stock issued for consulting services	30,000	30	5,970	—	6,000
Stock -based compensation	—	—	122,235	—	122,235
Net income (loss)	—	—	—	(600,827)	(600,827)
Renegotiated reverse merger transaction costs	—	—	(3,244,952)	3,244,952	—
Balance at January 31, 2009	46,998,317	$46,998	$4,672,164	$(2,738,219)	$1,980,943

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Consolidated	Consolidated
	For the Nine Month	For the Nine Month
	Period Ended	Period Ended
	January 31, 2009	January 31, 2008

Cash flows from operating activities
Net loss	$(978,997)	$(4,382,486)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	223,215	31,618
Stock-based compensation	241,124	20,119
Common stock issued for acquisition	3,600	—
Common stock issued for legal and consulting fees	30	31,606
Shell acquisition transaction costs	—	4,055,200
Additional paid in capital	2,846,370	—
Change in operating assets and liabilities
Accounts receivable	(654,964)	—
Prepaid Expenses	(6,226)	—
Accounts payable	910,667	188,818
Credit card payable	8,010	14,999
Accrued expenses	118,737	17,862
Line of credit, related party	125,000	0
Net cash provided/used in operating activities	2,836,566	(22,264)

Cash flows from investing activities
Purchase of computer equipment and software	—	(25,220)
Capitalized software development	—	(207,518)
Acquisition of fixed assets	(34,697)	—
Acquisition of intangible assets	(1,000,000)	—
Acquisition of goodwill	(3,236,986)	—
Net cash used in investing activities	(4,271,683)	(232,738)

Cash flows from financing activities
Proceeds from issuance of notes payable	20,000	—
Proceeds from issuance of acquisition notes payable	1,500,000	80,000
Proceeds from issuance of escrow loans	—	—
Proceeds from issuance of common stock	—	25,500
Proceeds from common stock to be issued	—	50,000
Net cash provided by financing activities	1,520,000	155,500

Net (decrease) increase in cash and cash equivalents	84,883	(99,502)

Cash and cash equivalents at beginning of period	45,164	110,873

Cash and cash equivalents at end of period	$130,047	11,371

Supplemental disclosure
Cash paid during the period for interest	$861	$577
Cash paid during the period for income taxes	$—	$—

Non-cash transactions
Stock issued in exchange for debts	$6,000	$—
Stock issued for equipment	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Cornerworld Corporation

Notes to Consolidated Financial Statements

January 31, 2009

Note 1 – Nature and Continuance of Operations

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements for the year ended April 30, 2008, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-K and the unaudited consolidated financial statements for the quarters ended July 31, 2008 and October 31, 2008, included in the quarterly reports previously filed with the Securities and Exchange Commission on Form 10-Q. Management acknowledges its responsibility for the preparation of the accompanying interim financial statements, which reflect all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

Organization

Cornerworld Corporation was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc. (“Olympic Weddings”). Effective May 1, 2007, Olympic Weddings changed its name to Cornerworld Corporation.

On August 10, 2007, Olympic Weddings completed a reverse acquisition with and into Cornerworld, Inc., a Delaware Corporation. Olympic Weddings acquired the business of Cornerworld, Inc. pursuant to the reverse acquisition and continued the existing business operations of Cornerworld, Inc. as a publicly-traded company under the name Cornerworld Corporation (“Cornerworld” or the “Company”).

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

Cornerworld Corporation

Notes to Consolidated Financial Statements

January 31, 2009

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected resulting from past due amounts from customers. The allowance for doubtful accounts was $86,647 as of January 31, 2009.

Selling, General and Administrative Expenses

Enversa receives administrative support from its former parent company, Internet University, Inc. (“Internet University”). Included in such administrative support are human resources, accounting, information technology and facilities services. Enversa operates from office space provided by Internet University and utilizes furniture and equipment provided by Internet University in such office space. The costs of such services have been billed to Cornerworld and are reflected in the income statements in the total amount of $35,088 for the quarter ended January 31, 2009 and $57,994 for the nine months included in our year-to-date income statement. Management believes that the amounts recorded for these operating and administrative expenses are indicative of the actual costs and would not have been materially different had Enversa been operated on a standalone basis.

Cornerworld Corporation

Notes to Consolidated Financial Statements

January 31, 2009

Additionally, all of Enversa’s staff is leased to Enversa through an agreement between Cornerworld, Enversa, and Internet University, Inc. Enversa employees are paid under the federal employer identification number and are included in the employee benefit programs, such as life, health and disability insurance and 401(k) of a subsidiary of Internet University. The selling, general and administrative expenses on the income statement reflects a total of $22,500 and $37,100 of actual salaries for Enversa staff personnel during the quarter-ended January 31, 2009 and nine months included in our year-to-date periods presented, as well as an allocation of payroll taxes and employee benefits calculated at 15% of salary.

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

January 31, 2009

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

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at January 31, 2009.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company’s primary long-lived assets are property and equipment and website development costs. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges have been recorded as of January 31, 2009 or April 30, 2008. Although management believes that there is no impairment in the carrying value of its website development, the Company has not yet recognized any revenue for this asset, and uncertainties exist with respect to future revenue, if any. Therefore, a contingency exists with respect to this matter, the ultimate resolution of which cannot be determined.

Cornerworld Corporation

Notes to Consolidated Financial Statements

January 31, 2009

Acquisition of Leadstream

As noted in Note 1 above, on August 27, 2008, Leadstream LLC merged with and into Enversa Companies LLC, which is a subsidiary of the Company. The results of Leadstream’s operations have been included in the consolidated financial statements since that date. Enversa is a technology-oriented direct response marketing company. Using its proprietary technology, Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa utilizes a pay-for-performance pricing model which is very appealing to clients because it insures that they are billed solely for campaign performance.

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

At August 27, 2008
Current assets	$724,704
Property, plant and equipment	25,698
Intangible assets	1,000,000
Goodwill	3,236,986
Total assets acquired	4,987,387
Current liabilities	643,388
Total liabilities assumed	2,143,388
Net assets acquired	$2,843,999

The $1,000,000 of intangible assets relates to customer lists that have an expected useful life of three years.

Pro Forma Summary Financial Data

The following pro forma summary financial data presents our pro forma condensed combined financial information as if we had completed the Merger at the beginning of each period shown. The pro forma summary financial data is incomplete and should be read in conjunction with the pro forma financial information of Cornerworld Corporation and Leadstream for the year ended April 30, 2008 and the quarter ended July 31, 2008 which is contained in the Company’s Amended Current Report on Form 8-K which was filed on November 13, 2008, and for the quarter ended October 31, 2008 which is contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2008.

Cornerworld Corporation

Notes to Consolidated Financial Statements

January 31, 2009

Cornerworld Corporation

Consolidated Statement of Operations

Unaudited

	Actual	Pro forma	Pro forma	Pro forma
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008

Revenues	$728,382	$930,937	$2,608,581	$3,153,069

Cost of Sales	492,417	637,131	1,688,379	2,066,151

Gross Profit	235,965	293,806	920,202	1,086,918

Selling General & Administrative Expense	681,724	484,782	1,505,695	5,414,534
Depreciation and Amortization Expense	113,291	107,352	339,126	285,219

Operating Income/(Loss)	(559,050)	(298,328)	(924,619)	(4,612,835)

Interest (Income)/Expense	46,659	20,214	77,162	45,073
Other (Income)/Expense	(4,882)	—	(23,624)	—

Profit/(Loss) before income taxes	(600,827)	(318,542)	(978,157)	(4,657,908)

Income Taxes	—	—	—	—

Net Income /(Loss)	$(600,827)	$(318,542)	$(978,157)	$(4,657,908)

Net Loss per share-basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.07)

Weighted average shares outstanding - basic and diluted	46,991,795	66,970,917	50,454,815	66,901,480

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

Cornerworld Corporation

Notes to Consolidated Financial Statements

January 31, 2009

Concentrations of cash and cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At January 31, 2009, the Company had no amounts in excess of that which is insured by a Federal Government agency.

Concentration of credit risk

Credit is extended based on an evaluation of the customer’s financial condition, and the Company does not require collateral. Write-offs of accounts receivable have historically been nominal. Approximately 30% and 62% of total revenue was derived from the Company’s one and three largest customers during the three months ended January 31, 2009, respectively.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Cornerworld Corporation has no minority interests, therefore, SFAS No. 160 has no effect on Cornerworld’s financial statements.

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

Cornerworld Corporation

Notes to Consolidated Financial Statements

January 31, 2009

Note 4 – Notes Payable

Notes payable at January 31, 2009 consist of the following:

Date of Notes	Due Date	Terms	Principal	Interest Rate
8-01-2007	1-30-2010	On demand	$ 40,000	16.0%
8-10-2007	1-30-2010	On demand	10,000	16.0%
8-12-2007	1-30-2010	On demand	30,000	16.0%
7-29-2008	7-29-2010	On demand	20,000	16.0%
8-28-2008	2-28-2010	See note below	1,500,000	4.58%
			$1,600,000

The $40,000 note payable is to a trust for the benefit of our chief executive officer’s mother, the $10,000 note payable is to our chief executive officer’s second cousin, and the $30,000 note is to an unrelated party. The $20,000 note is payable to Scott Beck, our chief executive officer. The notes and related interest are payable in cash or stock at its fair market value equivalent at the option of the note holders. Each note is collateralized by substantially all of the assets of Cornerworld, Inc., which is outlined in a security agreement. On February 17, 2009, all of these notes were extended twelve months from their original due date in 2009 to 2010. In connection with the extension, the interest rate of each of the notes increased from 10% to 16% and the holders of the notes received a total of 600,000 shares of common stock on February 17th, 2009. See Note 9 – Subsequent Events.

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

Note 5 – Income Taxes

The Company is subject to domestic income taxes. The Company has not had cumulative income, and therefore has not accrued and paid any income tax. Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carry forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ended	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
April 30, 2007 (Audited)	$(28,081)	2027	$8,143	$(8,143)	$8,143	$—
April 30, 2008 (Audited)	$(4,976,093)	2028	$1,443,067	$(1,451,210)	$1,443,067	$—
Adjustment for renegotiation (unaudited)	$3,244,952	2028	$(941,036)	$(510,174)	$(941,036)	$—
January 31, 2009	$(978,997)	2029	$283,909	$(794,083)	$(283,909)	$—

Cornerworld Corporation

Notes to Consolidated Financial Statements

January 31, 2009

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

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was supposed to expire on February 27, 2009. On February 23, 2009, Enversa and Internet University entered into an amendment to the line of credit, which extended the maturity date until February 22, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in Cornerworld’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that Cornerworld and Enversa receives or is at any time entitled to receive. There was an outstanding balance of $125,000 under the line of credit at January 31, 2009.

Note 7 – Capital Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no issued and outstanding preferred shares as of January 31, 2009. The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. As of January 31, 2009, 46,998,317 shares of common stock were issued and outstanding.

For information regarding the reverse acquisition, pursuant to which all previous 6,160,854 shares of outstanding common stock owned by Cornerworld, Inc.’s shareholders were exchanged for an aggregate of 62,700,000 shares of the Company’s common stock, please see Note 7 to the Company’s Consolidated Financial Statements as set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008.

As disclosed in their Form 4 filings of June 30, 2008, Scott Beck and Jarrod Beck contributed to the capital of the company an aggregate of twenty four million shares of Cornerworld Corporation common stock. On June 27, 2008 Scott Beck returned 20,100,000 shares of common stock to the treasury leaving him with a total of 15,024,236 shares and Jarrod Beck returned 3,900,000 shares of common stock to the treasury leaving him with a total of 5,005,015 shares. After this return of common stock to Cornerworld treasury the company had a total of 43,368,317 shares of common stock outstanding.

On August 27, 2008, Cornerworld acquired Leadstream in exchange for 3,600,000 shares of Cornerworld stock (the “Acquisition Shares”) and a $1,500,000 note payable. After this exchange, the company had a total of 46,968,317 shares of common stock outstanding. The Acquisition Shares, which are restricted securities as defined under the U.S. securities laws, are subject to a leakout provision. The holders of the membership interests of Leadstream (the “Leadstream Members”) agreed that during the two-year period following the Closing Date, they would not sell the Acquisition Shares in the aggregate in excess of 1% of Cornerworld’s outstanding shares (i.e. each Leadstream Member would be entitled to sell up to its pro rata portion of such 1%).

During the fiscal quarter ended January 31, 2009, the Company issued 30,000 shares of common stock in connection with the settlement of certain outstanding claims.

Cornerworld Corporation

Notes to Consolidated Financial Statements

January 31, 2009

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

The number of shares outstanding under the Company’s 2007 Incentive Stock Plan as of January 31, 2009 was 1,109,000. During the fiscal quarter ended January 31, 2009, the Company issued to consultants (i) 100,000 incentive stock options with an exercise price of $0.25; (ii) 75,000 stock options with an exercise price of $0.40; and (iii) 425,000 incentive stock options with an exercise price of $0.60.

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

As of January 31, 2009, 450,000 authorized shares under the Company’s 2007 Stock Compensation Plan had been granted. During the fiscal quarter ended January 31, 2009, the Company cancelled 3,680,000 options with an exercise price of $1.10 which had been issued to Crystal Blue Consulting on August 17, 2007. In addition, the Company issued 130,000 options with an exercise price of $0.60 to consultants.

Non-Qualified Options Agreement

During the fiscal quarter ended October 31, 2008, the Company issued 750,000 options with an exercise price of $0.60 to consultants, pursuant to the non-qualified options agreement dated August 27, 2008.

Warrants

On November 27, 2007, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.66 per share to an individual for his commitment to serve as an advisor of the Company for one year commencing December 1, 2007. The warrant expires November 27, 2012.

During the fiscal quarter ended January 31, 2009, the Company cancelled 1,500,000 warrants with an exercise price of $0.60 which had been issued to Crystal Blue Consulting on August 11, 2008. In addition, the Company issued (i) 6,680,000 warrants with an exercise price of $0.20 to consultants, 5,180,000 of which were issued to Crystal Blue Consulting; (ii) 500,000 warrants with an exercise price of $0.30 to consultants; and (iii) 250,000 warrants with an exercise price of $0.60 to consultants.

Cornerworld Corporation

Notes to Consolidated Financial Statements

January 31, 2009

Subsequent to January 31, 2009 and in conjunction with the Woodland Wireless acquisition of February 23, 2009, Cornerworld issued seven warrants: one to Ned Timmer, the previous owner of Woodland Wireless, to purchase 31,450,000 shares of Cornerworld common stock for an aggregrate price of $100; another warrant to Mr. Timmer to purchase 2,750,000 shares of Cornerworld common stock at an exercise price of $0.50 per share; a third warrant to Oberon Securities, LLC to purchase 250,000 shares of Cornerworld common stock at an exercise price of $0.20 per share as partial payment for investment advisory services related to the Woodland Wireless acqusition; a fourth warrant to Peter Lazor to purchase 250,000 shares of Cornerworld common stock at an exercise price of $0.50 per share as consideration for conulting services; a fifth warrant to Kelly Larrabee Morlan, a member of the board of directors and an officer of certain of Cornerworld’s subsidiaries, for 250,000 shares at $0.20 per share; a sixth warrant to Marc Blumberg, a member of the board of directors, for 1,000,000 shares at $0.20 per share; and a seventh warrant to Scott Beck, chief executive officer of Cornerworld, for 1,228,600 shares at $0.20 per share. See Note 9 – Subsequent Events.

Total Value

The total value of the Stock Incentive Plan is $567,174 which is being amortized over 5 years according to the agreements and $27,213 was expensed for the three months ended January 31, 2009, and $72,314 was expensed for the nine months ended January 31, 2009. The total value of the Stock Compensation Plan is $304,681 of which $278,720 was expensed in the year ended April 30, 2008 and $1,010 was amortized for the nine months ended January 31, 2009 in accordance with the agreements. The total value of the Warrant is $1,024,160 which is being amortized over 5 years according to the agreement. $64,322 was expensed for the three months ended January 31, 2009, and $117,132 was expensed for the nine months ended January 31, 2009. The total value of the Non-Qualified Plan is $588,975 of which $23,691 was expensed for the three months ended January 31, 2009 and $50,668 was expensed for the nine months ended January 31, 2009.

Note 9 – Subsequent Events

On February 17, 2009, Cornerworld issued an aggregate of 600,000 shares of Cornerworld common stock to the holders of certain promissory notes issued by its wholly-owned subsidiary, Cornerworld, Inc. (the “Cornerworld, Inc. Promissory Notes”), in connection with amendments extending the maturity of the Cornerworld, Inc. Promissory Notes from 2009 until 2010. The aggregate principal amount of the Cornerworld, Inc. Promissory Notes is $100,000 and the holders include (i) Scott Beck, Cornerworld’s Chief Executive Officer, (ii) a trust for the benefit of Mr. Beck’s mother, (iii) Mr. Beck“s second cousin, and (iv) an unrelated party.

On February 23, 2009, the Company completed the acquisition (the “Acquisition”) of all of the issued and outstanding equity interests of each of (i) Woodland Wireless Solutions, Ltd., a Michigan corporation (“Woodland Wireless”), (ii) West Michigan Co-Location Services, L.L.C., a Michigan limited liability company (“WMCLS”) and (iii) T2 TV, L.L.C., a Michigan limited liability company (“T2 TV”), and forty voting member units of S Squared, LLC, an Illinois limited liability company doing business in the state of Michigan as “Ranger Wireless LLC” (“Ranger”), through its newly-formed wholly-owned subsidiary, Woodland Holdings Corp., a Delaware corporation (“Woodland Holdings”). Simultaneously, Woodland agreed to purchase all of the outstanding voting member units of each of Phone Services and More, L.L.C., a Michigan limited liability company doing business as Visitatel (“Visitatel”) and T2 Communications, L.L.C., a Michigan limited liability company (“T2 Communications”) from Ned B. Timmer. Woodland Wireless, WMCLS, T2 TV, Ranger, Visitatel and T2 Communications are collectively referred to in this report as the “Woodland Group”. The total purchase price for the Woodland Group was approximately $12,200,000.

To effect the Acquisition, Woodland Holdings purchased from Mr. Timmer all of the issued and outstanding shares of common stock of Woodland Wireless and all of the issued and outstanding voting member units of each of WMCLS and T2 TV (collectively, the “Woodland Shares”) and from HCC Foundation, a Michigan not-for-profit corporation (“HCC Foundation”), forty voting member units of Ranger (the “Ranger Shares”). Immediately following the Acquisition, the Ranger Shares were contributed to Woodland Wireless and all other issued and outstanding voting member units of Ranger remained held by Woodland Wireless. As a result, Ranger became a wholly-owned subsidiary of Woodland Wireless.

Cornerworld Corporation

Notes to Consolidated Financial Statements

January 31, 2009

The purchase price for the Woodland Shares was paid to Mr. Timmer as follows: (i) $1,575,000 in cash; (ii) a secured debenture, dated February 23, 2009, issued by Cornerworld and Woodland Holdings, in the principal amount of $3,100,000; (iii) a purchase money note, dated February 23, 2009, issued by Woodland Holdings, in the principal amount of $4,200,000; (iv) the contingent amounts set forth in an Earn-Out Agreement; (v) 2,100,000 shares of Cornerworld common stock, par value $0.001 per share; (vi) a warrant to purchase 31,450,000 shares of Cornerworld common stock for an aggregate exercise price of $100 (the “31,450,000 Warrant”); and (vii) a warrant to purchase 2,750,000 shares of Cornerworld common stock at an exercise price of $0.50 per share (the “2,750,000 Warrant” and together with the 31,450,000 Warrant, the “Timmer Warrants”). The purchase price for the Ranger Shares was paid to HCC Foundation as follows: (i) $325,000 in cash and (ii) 400,000 shares of Cornerworld common stock. The purchase price for the Acquisition is subject to a working capital adjustment.

Simultaneously with the Acquisition, Woodland Holdings agreed to purchase from Mr. Timmer all of the outstanding voting member units of each of Visitatel and T2 Communications for an aggregate purchase price of $300,000 in cash, subject to certain closing conditions, including regulatory approvals and other customary closing conditions. Final consummation is expected to occur within 90 days of February 23, 2009, but in no event will it occur prior to 60 days following February 23, 2009. During the period of time between the February 23, 2009 and the closing of the purchase of all of the outstanding voting member units of each of Visitatel and T2 Communications or the earlier termination of the agreement to do so, Cornerworld is required to fund the ordinary course working capital needs of Visitatel and T2 Communications.

In connection with the Acquisition, on February 23, 2009, Cornerworld entered into a subscription agreement (the “Subscription Agreement”) with IU Investments, LLC (“IU Investments”) pursuant to which Cornerworld issued to IU Investments a promissory note, dated February 23, 2009, in the amount of $1,900,000 (the “Promissory Note”) and 11,400,000 shares of Cornerworld common stock. Principal and interest under the Promissory Note are payable monthly commencing April 15, 2009 until maturity on April 15, 2010. Interest on the Promissory Note accrues at the rate of sixteen percent (16%) per year.

Also on February 23, 2009, Cornerworld, Enversa and Internet University entered into an amendment (the “Line of Credit Amendment”) to the Revolving Line of Credit Note dated as of August 27, 2008, among Enversa and Internet University in order to, among other things, extend the maturity date of Enversa’s line of credit with Internet University to February 22, 2010 and to provide a schedule for payments thereunder. Pursuant to the Line of Credit Amendment, Cornerworld issued 3,000,000 shares of Cornerworld common stock to Internet University.

In connection with the Acquisition, Cornerworld entered into a Letter Agreement with a consultant, Oberon Securities, LLC (“Oberon”) pursuant to which Oberon is entitled to receive (i) an aggregate amount of $600,000, payable in monthly installments of $11,600 and (ii) a warrant to purchase 250,000 shares of Cornerworld common stock at an exercise price of twenty cents ($0.20) per share, exercisable for a period of nine years. Additionally, as consideration for previously provided investment advisory services, Cornerworld previously issued to Oberon a warrant to purchase 1,000,000 shares of Cornerworld common stock at an exercise price of twenty cents ($0.20) per share, exercisable for a period of nine years.

Pursuant to a consulting agreement with Peter Lazor, on February 23, 2009, Cornerworld issued a warrant to Mr. Lazor to purchase 250,000 shares of Cornerworld common stock (the “Lazor Warrant”) at an exercise price of $0.50 per share. The Lazor Warrant is exercisable during the period beginning February 23, 2009 and ending February 23, 2016. Cornerworld agreed to register the shares underlying the Lazor Warrant in a registration statement to be filed no later than five months after February 23, 2009.

Cornerworld Corporation

Notes to Consolidated Financial Statements

January 31, 2009

In addition, following the Acquisition, on February 23, 2009 Cornerworld issued the following warrants in consideration for services rendered: (i) to Kelly Larabee Morlan, a former member of the Board of Directors and an officer of certain of Cornerworld's subsidiaries, a warrant to purchase 250,000 shares of Cornerworld common stock at $0.20 per share, (ii) to Marc Blumberg, a member of the board of directors, a warrant to purchase 1,000,000 shares at $0.20 per share and (iii) to Scott Beck, chief executive officer of Cornerworld, a warrant to purchase 1,228,600 shares at $0.20 per share (collectively with the Timmer Warrants and the Lazor Warrant, the “Warrants”).

The shares of Cornerworld common stock issued pursuant to the Acquisition, the Line of Credit Amendment, the Subscription Agreement and the amendments to the Cornerworld, Inc. Promissory Notes, and each of the Warrants and the shares of Cornerworld common stock issuable upon the exercise of each of the Warrants were not registered under the Securities Act of 1933 (the “Securities Act”), and bear restrictive legends that reflect this status. Each issuance was a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

A complete description of the foregoing “Subsequent Events” is contained in Cornerworld’s Current Report on Form 8-K which was filed on February 27, 2009.

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

Overview and Plan of Operation

Cornerworld Corporation (hereinafter referred to as “Company”, “we” “our” or “us”) was incorporated as Olympic Weddings International, Inc. on November 9, 2004, in the State of Nevada. Effective May 2007, we changed our name to Cornerworld Corporation. Our principal executive offices are currently located at 12404 Park Central Drive, Suite 400, Dallas, Texas 75251. Our telephone number is (214) 224-1081. Our fiscal year-end is April 30.

Effective August 10, 2007, the Company acquired Cornerworld, Inc. Cornerworld, Inc., the Company’s wholly-owned subsidiary, was organized as a Delaware Corporation on October 7, 2003.

Cornerworld is an Interactive Media Company with a focus in direct marketing that leverages its proprietary lead generation engine to garner qualified leads (consumers) for Fortune 1000 advertisers across social networking websites, niche based websites, its own burgeoning music portal and offline venues.

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

Results of Operations

Three Months and Nine Months Ended January 31, 2009 compared to Three Months and Nine Months Ended January 31, 2008.

Revenue and Gross Profit

Our revenue and gross profit for the three months ended January 31, 2009 was $728,382 and $235,965, respectively. This revenue and gross profit resulted from the Merger during our fiscal quarter ended October 31, 2008. Before the Merger, Cornerworld was a Development Stage Company with zero revenue and no gross profit. Therefore, our revenue and gross profit reported for the nine months ended January 31, 2009 actually represents revenue and gross profit for the five months after the Merger and amounts to $1,342,232 and $528,651, respectively.

Net Income/(Loss)

For the three months ended January 31, 2009, we incurred a net loss of ($600,827) or ($0.01) per share, which is an increased loss of ($431,740) from the net loss of ($169,087) or ($0.00) per share for the three months ended January 31, 2008. This change is due principally to the inclusion, since the Merger, of operating expenses, including personnel and occupancy costs of, and depreciation and amortization expenses associated with assets and customer lists held by Enversa.

During the three months ended October 31, 2007, we recorded $4,055,200 in reverse merger transaction costs, which we did not incur during the three months ended October 31, 2008. As disclosed in our Annual Report on Form 10-K for the year ended April 30, 2008, these reverse merger transaction costs were not originally reported in the Quarterly Report on Form 10-Q for the three months ended October 31, 2007 but were reflected for that period in the registrant’s Annual Report on Form 10-K for the year ended April 30, 2008. For our net loss comparisons for the nine months ended January 31, 2009 as compared to the nine months ended January 31, 2008, we now reflect that the reverse merger transaction costs were incurred during the three months ended October 31, 2007.

For the nine months ended January 31, 2009, we incurred a net loss of ($978,997) or ($0.02) per share, which was an improvement of $3,403,489 from the net loss of ($4,382,486) or ($0.07) per share for the nine months ended January 31, 2008. The improvement is mainly due to the $4,055,200 of reverse merger transaction costs recorded during the nine months ended January 31, 2008.

During the quarter ended January 31, 2009, we renegotiated the form of payment of a portion of the reverse merger transaction costs by issuing a single warrant instead of outstanding options and warrants. This renegotiation allowed us to reverse $3,244,952 of the original $4,055,200 of stock compensation expense. The renegotiation is reflected in an improvement to retained earnings and a lowering of the paid in capital accounts.

To properly compare our operational results for the nine month periods ended January 31, 2009 and January 31, 2008, the reverse merger transaction costs incurred during the quarter ended October 31, 2007 should be excluded. For the nine months ended January 31, 2009, we incurred a net loss of ($978,997) or ($0.02) per share, which is an increase of ($651,711) from the computed net loss of ($327,286) or ($0.00) per share for the nine months ended January 31, 2008. This change is due principally to the inclusion of operating expenses, including personnel, occupancy, depreciation and amortization costs of Enversa.

Operating Expenses

Total operating expenses, excluding depreciation and amortization expenses, for the three months ended January 31, 2009, increased by $535,954 to $681,724 from $145,770 for the three months ended January 31, 2008. This change is due principally to the inclusion, since the Merger, of operating expenses of Enversa, including personnel and occupancy costs. The depreciation and amortization expenses increased by $92,872 from $20,419 during the three months ended January 31, 2008 to $113,291 for the three months ended January 31, 2009 due to the depreciation and amortization expenses associated with assets and customer lists held by Enversa.

Total operating expenses, excluding the reverse merger transaction costs of $4,055,200 and excluding depreciation and amortization expensed for the nine months ended January 31, 2009, increased by $930,893 to $1,231,686 from $290,308 for the nine months ended January 31, 2008. This change is due principally to the inclusion, since the Merger, of operating expenses of Enversa, including personnel and occupancy costs. The depreciation and amortization expenses increased by $191,597 from $31,619 for the nine months ended January 31, 2008 to $223,216 for the nine months ended January 31, 2009 due to the depreciation and amortization expenses associated with assets and customer lists held by Enversa.

Liquidity and Capital Resources

As of January 31, 2009, we had a working capital deficit of approximately $(819,154) and cash of $130,047. As a result of the Merger, we issued promissory notes in the aggregate principal amount of $1,500,000 which bear interest at a rate of 4.58%. The payment of the promissory notes is governed by special terms detailed in the footnotes to our financial statements. For the nine months ended January 31, 2009, we received a note for $20,000 from our chief executive officer.

From commencement of development stage (September 1, 2006) to January 31, 2009, we received financing of $80,000 in the form of on demand notes maturing in one year with an interest rate of 10% per annum, $20,000 for a note from our chief executive officer, and $338,567 for issuance of common stock. Our investing for the period from commencement of development stage (September 1, 2006) to January 31, 2009 consisted of $313,008 for purchases of computer equipment and software and website development costs.

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was supposed to expire on February 27, 2009. On February 23, 2009, Enversa and Internet University entered into an amendment to the line of credit, which extended the maturity date until February 22, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in Cornerworld’s membership interests in Enversa and a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that Cornerworld and Enversa receives or is at any time entitled to receive. There was an outstanding balance of $125,000 under the line of credit at January 31, 2009.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No 141(R), “Business Combinations” (“SFAS No 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

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

Recent Events

For a description of Recent Events, see Note 9 – Subsequent Events in the Notes to the Consolidated Financial Statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. We conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that, as of January 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in internal controls. There has been no change in our internal control over financial reporting during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As consideration for investment advisory services, in December 2008, Cornerworld issued to a consultant, a warrant to purchase 1,000,000 shares of Cornerworld common stock at an exercise price of twenty cents ($0.20) per share, exercisable for a period of nine years. Since the transaction was not considered to have involved a public offering within the meaning of Section 4(2) of the Securities Act, the issuance is deemed to be exempt from registration.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBITS

2.1

Stock Purchase Agreement, dated February 23, 2009, by and among Woodland Holdings Corp., Cornerworld Corporation, Ned B. Timmer and HCC Foundation (incorporated by reference to Exhibit 2.1 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

2.2

Unit Purchase Agreement, dated February 23, 2009, by and among Woodland Holdings Corp., Phone Services and More, L.L.C., T2 Communications, L.L.C. and Ned B. Timmer (incorporated by reference to Exhibit 2.2 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.1

Debenture, dated February 23, 2009, issued by Woodland Holdings Corp. and Cornerworld Corporation to Ned B. Timmer (incorporated by reference to Exhibit 10.1 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.2

Purchase Money Note, dated February 23, 2009, issued by Woodland Holdings Corp. to Ned B. Timmer (incorporated by reference to Exhibit 10.2 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.3

Warrant to purchase 31,450,000 shares of Cornerworld common stock, dated February 23, 2009, issued to Ned B. Timmer (incorporated by reference to Exhibit 10.3 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.4

Warrant to purchase 2,750,000 shares of Cornerworld common stock, dated February 23, 2009, issued to Ned B. Timmer (incorporated by reference to Exhibit 10.4 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.5

Pledge and Security Agreement, dated February 23, 2009, made by Cornerworld Corporation, Cornerworld Inc. and Enversa Companies LLC in favor of Ned B. Timmer (incorporated by reference to Exhibit 10.5 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.6

Pledge and Security Agreement, dated February 23, 2009, made by Woodland Holdings Corp., Woodland Wireless Solutions Ltd., S Squared, LLC, West Michigan Co-Location Services, LLC, T2 TV, LLC in favor of Ned B. Timmer (incorporated by reference to Exhibit 10.6 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.7

Guaranty, dated February 23, 2009, by Cornerworld Corporation, Cornerworld Inc., Enversa Companies LLC, Woodland Holdings Corp., West Michigan Co-Location Services, LLC, Woodland Wireless Solutions Ltd., T2 TV, LLC and S Squared, LLC, in favor of and for the benefit of Ned B. Timmer (incorporated by reference to Exhibit 10.7 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.8

Earn-Out Agreement, dated February 23, 2009, by and between Woodland Holdings Corp. and Ned Timmer (incorporated by reference to Exhibit 10.8 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.9

Subscription Agreement, dated February 23, 2009, by and between Cornerworld Corporation and IU Investments, LLC (incorporated by reference to Exhibit 10.9 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.10

Promissory Note, dated February 23, 2009, issued by Cornerworld Corporation to IU Investments, LLC (incorporated by reference to Exhibit 10.10 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.11

Pledge and Security Agreement, dated February 23, 2009, made by Cornerworld Corporation, Cornerworld Inc. and Enversa Companies LLC in favor of IU Investments, LLC (incorporated by reference to Exhibit 10.11 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.12

Pledge and Security Agreement, dated February 23, 2009, made by Woodland Holdings Corp., T2 TV, LLC, Woodland Wireless Solutions Ltd., West Michigan Co-Location Services, LLC and S Squared, LLC in favor of IU Investments, LLC (incorporated by reference to Exhibit 10.12 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.13

Revolving Line of Credit Note, dated August 27, 2008, by Enversa Companies LLC in favor of Internet University, Inc. (incorporated by reference to Exhibit 10.13 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.14

Amendment No. 1, dated February 23, 2009, among Cornerworld Corporation, Enversa Companies LLC and Internet University, Inc., to Revolving Line of Credit, dated as of August 27, 2008, among Enversa Companies LLC and Internet University, Inc (incorporated by reference to Exhibit 10.14 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.15

Letter Agreement with Oberon Securities, LLC, dated February 20, 2009, by and between Cornerworld Corporation and Oberon Securities, LLC (incorporated by reference to Exhibit 10.15 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.16

Warrant to purchase 250,000 shares of Cornerworld common stock, dated February 23, 2009, issued to Peter Lazor (incorporated by reference to Exhibit 10.16 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.17‡

Employment Agreement, dated February 23, 2009, by and between Woodland Wireless Solutions, Ltd. and Ned B. Timmer (incorporated by reference to Exhibit 10.17 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

10.18‡

Consulting Agreement, dated February 23, 2009, by and between Cornerworld Corporation and Peter Lazor (incorporated by reference to Exhibit 10.18 to the Cornerworld Corporation Current Report on Form 8-K, filed February 27, 2009)

31.1*	Certification by Scott Beck, Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Scott Beck, Chief Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

‡ This document is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORNERWORLD CORPORATION

Date: March 23, 2009	By:	/s/ Scott Beck Scott Beck Chief Executive Officer and Principal Financial Officer