Form 10-K
period 2009-04-30
Cornerworld Corp
filed 2009-08-13
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

for the fiscal year ended April 30, 2009

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

for the transition period from _________ to _________

Commission File Number: 333-128614

CORNERWORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12404 Park Central Suite 400

Dallas, Texas 75251

(Address of principal executive offices)

(214) 224-1081

(Issuer’s telephone number)

Copies to:

Kramer Levin Naftalis and Frankel, LLP

1177 Avenue of the Americas

New York, New York 10036

Phone: (212) 715-9100

Fax: (212) 715-8000

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                Accelerated filer ☐              Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of October 31, 2008, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.20 was approximately $9,393,663.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose. As of July 29, 2009, there were 95,768,317 shares of the registrant’s common stock outstanding.

PART I

ITEM 1. BUSINESS

Overview and Plan of Operation

Company History

Cornerworld Corporation (hereinafter referred to as “Cornerworld”, the “Company”, “we” “our” or “us”) was incorporated on November 9, 2004, in the State of Nevada. Effective May 2007, we changed our name to Cornerworld Corporation. Our principal executive offices are currently located at 12404 Park Central, Suite 400, Dallas, Texas 75251. Our telephone number is (214) 224-1081 and our fiscal year-end is April 30.

The Company is a marketing and technology services company creating opportunities from the increased accessibility of content across mobile, television and internet platforms. Our key asset is the patented 611 Roaming ServiceTM from RANGER Wireless Solutions ®, which generates revenue by processing over 14 million calls from roaming wireless customers per year and seamlessly connecting them to their service provider.

On August 27, 2008, Cornerworld entered into a Share Exchange Agreement and Plan of Merger (the “Enversa Agreement”) with Enversa Companies LLC, a Texas limited liability company (“Enversa”), Leadstream LLC, a Texas limited liability company (“Leadstream”), and the holders of the membership interests of Leadstream. Pursuant to the Enversa Agreement, on August 27, 2008, Leadstream merged with and into Enversa (the “Merger”), of which Cornerworld is the sole member. Enversa was the surviving company in the merger and, as such, acquired all right, title and interest in and to all real estate and other property of Leadstream and became responsible for all liabilities and obligations of Leadstream and Enversa.

As a result of the merger, Enversa, a leading marketing communications provider, became a subsidiary of Cornerworld. Enversa offers a full menu of services for brand and direct response customer acquisition campaigns, including media buying and planning for online and mobile media. It provides customer relationship marketing and interactive services, as well as customer data collection and analysis tools used for planning and targeting client marketing efforts across a network of partner, representative and owned content sites, including CornerWorld.com. Moreover, Enversa operates several ad networks and a proprietary request for proposal (RFP) technology that highlights promotional offers from a variety of corporate clients. Enversa uses an established media auction technology to deliver significantly more inventory than current market rates. Enversa effectively enables media properties to compete against each other, empowering advertisers to extend their marketing budgets beyond typical marketplace levels through fair and free market competition.

On February 23, 2009, Cornerworld completed its acquisition (the “Woodland Acquisition”) of all of the issued and outstanding equity interests of each of Woodland Wireless Solutions, Ltd. (“Woodland Wireless”), West Michigan Co-Location Services, L.L.C. (“WMCLS”) and T2 TV, L.L.C. (“T2 TV”), and forty voting member units of S Squared, LLC, doing business in the state of Michigan as “Ranger Wireless LLC” (“Ranger”), through its newly-formed wholly-owned subsidiary, Woodland Holdings Corp. (“Woodland Holdings”), pursuant to the terms of a Stock Purchase Agreement, dated February 23, 2009 (the “Effective Date”), by and among Woodland Holdings, Cornerworld, Ned B. Timmer and HCC Foundation (“HCC Foundation”). Immediately following the Woodland Acquisition, the forty voting member units of Ranger that were purchased by Woodland Holdings were contributed to Woodland Wireless and all other issued and outstanding voting member units of Ranger remained held by Woodland Wireless.

As a result of the Woodland Acquisition, Ranger became a wholly-owned subsidiary of Woodland Wireless. In addition, pursuant to a Unit Purchase Agreement (the “Unit Purchase Agreement”) entered into on the Effective Date among Woodland Holdings, Phone Services and More, L.L.C., doing business as Visitatel (“Visitatel”), T2 Communications, L.L.C. (“T2 Communications”) and Ned B. Timmer, Woodland Holdings agreed to purchase all of the outstanding voting member units of each of Visitatel and T2 Communications, for an aggregate purchase price of $300,000. Final consummation of the transactions contemplated by the Unit Purchase Agreement remains subject to certain regulatory approvals.

Woodland Wireless, Ranger, WMCLS and Visitatel are collectively referred to herein as the “Ranger Wireless Group”. T2 Communications and T2 TV are collectively referred to herein as the “T2 Group”.

RANGER® is a shortcode application service provider to the wireless industry. The core service offered is 611 Roaming Service™, a patented application providing seamless means for connecting wireless subscribers to reach their home providers customer service call center while roaming on another provider’s network. Calls are sent to RANGER® for treatment from nearly 40 wireless providers throughout North America. On an annual basis, RANGER® processes approximately 14 million calls with an infrastructure capable of handling millions more. RANGER® also manages an online portal which allows carriers access to their monthly statements and reporting on call volume to and from their company.

As a provider of Internet Protocol Television (IPTV), Internet and VoIP services, T² Communications delivers leading-edge technology to residential and business customers in Michigan. Offerings include: phone lines, Internet connections, 275 all-digital television stations, colocation, long distance and toll-free services. T² is a Competitive Local Exchange Carrier (CLEC) that manages its own Fiber to the Premise (FTTP) network with a 10 gigabit backbone and up to 1 gigabit per second connections to end users.

Visitatel holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes. Serving service providers, WMCLS offers telecommunications equipment storage and leasing.

Business Segments

Our business consists primarily of three integrated business segments: (i) direct marketing services, (ii) communications services and (iii) on-line media networks. Our direct marketing services segment is primarily comprised of our Enversa Companies and subsidiaries. Our communication services segment consists of our Ranger Wireless Group and, upon the closing of our acquisition, which we expect to occur within the next 90 days, our T2 Group subsidiaries. Our on-line media network segment is comprised primarily of CornerWorld, Inc. For financial information relating to our business segments, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

Regulatory Matters

Portions of our operations, particularly our application services to the cellular industry, are highly regulated and subject to a variety of federal and state laws, including environmental laws, which require that we obtain various licenses, permits and approvals. We must obtain and maintain various federal, state and local governmental licenses, permits and approvals in order to provide our services. We believe we are in material compliance with all applicable licensing and similar regulatory requirements.

Employees

As of April 30, 2009, excluding leased employees, we had an aggregate of 16 full-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

Corporate Information

CornerWorld, Corporation is a Nevada corporation with principal executive offices located at 12404 Park Central Drive, Suite 400, Dallas, Texas 75251. Our website address is www.cornerworld.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Forward-Looking Statements

The information in this annual report contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than these statements of historical fact made in this report are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company currently leases office space that it shares with Enversa consisting of approximately 4,000 square feet. The lease agreement for this property is contained in the transition services agreement with Internet University, Inc. which expires August 27, 2011.

The Ranger Wireless Group and the T2 Group lease an office building as their headquarters in Holland, Michigan. The lease agreement for this property expires February 23, 2012.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of the Company’s business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board under the symbol “CWRL”. The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.

	High	Low
2009
Quarter ended April 30, 2009	$0.41	$0.10
Quarter ended January 31, 2009	0.47	0.15
Quarter ended October 31, 2008	0.79	0.20
Quarter ended July 31, 2008	0.80	0.26
2008
Quarter ended April 30, 2008	$1.45	$0.51
Quarter ended January 31, 2008	2.05	1.05
Quarter ended October 31, 2007	2.00	1.33
Quarter ended July 31, 2007	1.39	1.05

On October 6, 2006 the Company obtained regulatory approval to post common shares for quoting on the OTC Bulletin Board.

As of July 15, 2009, there were approximately 63 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Penny Stock

The Company’s common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5 per share, subject to certain exceptions. The Company is subject to the SEC’s Penny Stock rules.

Since, the Company’s common stock is deemed to be penny stock, trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000 or annual income exceeding $200 or $300 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in the Company’s Common Stock and may affect the ability of the Company’s stockholders to sell their shares.

Recent Issuances of Unregistered Stock

On February 17, 2009, Cornerworld issued an aggregate of 420,000 shares of Common Stock to the holders of certain promissory notes issued by its wholly-owned subsidiary, Cornerworld, Inc., in connection with amendments extending the maturity of such promissory notes. The aggregate principal amount of the promissory notes is $70,000 and the holders include (i) Scott Beck, Cornerworld’s Chief Executive Officer, (ii) a trust for the benefit of Mr. Beck’s mother and (iii) Mr. Beck’s cousin.

As previously noted, on February 23, 2009, Cornerworld completed its acquisition of all of the issued and outstanding equity interests of Ranger Wireless Group pursuant to the terms of the Stock Purchase Agreement. In connection with the Stock Purchase Agreement, the Company issued, among other consideration, 2,500,000 shares of Cornerworld common stock, par value $0.001 per share, a warrant to purchase 31,450,000 shares of Common Stock for an aggregate exercise price of $100 (the “31,450,000 Warrant”); and a warrant to purchase 2,750,000 shares of Common Stock at an exercise price of $0.50 per share (the “2,750,000 Warrant” and together with the 31,450,000 Warrant, the “Timmer Warrants”).

In connection with the acquisition of Ranger Wireless Group and the anticipated acquisition of the T2 Group, on February 23, 2009, Cornerworld entered into a subscription agreement (the “Subscription Agreement”) with IU Investments, LLC (“IU Investments”) pursuant to which Cornerworld issued to IU Investments a promissory note, dated February 23, 2009, in the amount of $1,900,000 (the “Promissory Note”) and 11,400,000 shares of Common Stock.

Also on the February 23, 2009, Cornerworld, Enversa and Internet University, Inc. (“Internet University”) entered into an amendment (the “Line of Credit Amendment”) to the Revolving Line of Credit Note (the “Line of Credit”) dated as of August 27, 2008, among Enversa and Internet University in order to, among other things, extend the maturity date of Enversa’s line of credit with Internet University to February 22, 2010 and to provide a schedule for payments thereunder. Pursuant to the Line of Credit Amendment, Cornerworld issued 3,000,000 shares of Common Stock to Internet University.

Pursuant to a consulting agreement, on February 23, 2009, Cornerworld issued a warrant to Peter A. Lazor, a member of the Company’s Board of Directors, to purchase 250,000 shares of Common Stock (the “Lazor Warrant”) at an exercise price of $0.50 per share. The Lazor Warrant is exercisable during the period beginning on the February 23. 2009 and ending on February 23, 2016. Cornerworld agreed to register the shares underlying the Lazor Warrant in a registration statement to be filed no later than five months after February 23. 2009.

The shares of Common Stock issued under the Stock Purchase Agreement, the Line of Credit Amendment, the Subscription Agreement and the amendments to the Cornerworld, Inc. Promissory Notes, and the shares of Common Stock issuable upon the exercise of each of the Warrants were not registered under the Securities Act of 1933 (the “Securities Act”), and bear restrictive legends that reflect this status. Each issuance of Common Stock set forth herein and the issuance of each of the Warrants was a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

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

Consolidated Statements of Operations Data:

	For the Year Ended April 30		For the period from September 1, 2006 to
	2009	2008	April 30,2007

Revenue	$3,940,672	$—	$—
Costs of goods sold	1,574,859	—	—
Gross profit (loss)	2,365,813	—	—

Total operating expenses	(4,282,152)	(4,968,077)	(28,081)
Loss from operations	(1,916,339)	(4,968,077)	(28,081)
Other (expense) income, net	(636,649)	(8,016)
Income taxes	(10,500)	—	—
Net Loss	$(2,563,488)	$(4,976,093)	$(28,081)

Basic and diluted loss per share	$(0.05)	$(.07)	$(0.00)

Shares used in calculation of loss per share:
Basic and diluted	52,745,577	66,768,133	62,700,000

Consolidated Balance Sheet Data:

	April 30,
	2009	2008	2007

Cash and cash equivalents	$601,743	$45,164	$110,873
Total Assets	$17,627,095	$298,293	$148,944
Long-term debt	$8,500,000	$—	$—
Total Shareholders’ (capital deficit) equity	$16,624	$(131,184)	$125,094

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

Fiscal Year 2009 Highlights:

•	In August of 2008, we completed our acquisition of Enversa for consideration of a note payable totaling $1,500,000 and 3.6 million shares of our common stock.
•

In February 2009, we completed our acquisition of Woodland for cash of $1,900,000, debt totaling $7,300,000, an earn-out valued at $2,700,000, 2,500,000 shares of our common stock, 2,750,000 warrants to purchase our common stock at $0.50 per share and 31,450,000 warrants to purchase our common stock for $100. The acquisition immediately generated positive operating cash flow for the Company.

•	In connection with the acquisition of Woodland, our debt holders extended their terms for consideration of issuance of 11,400,000 shares of our common stock.
•

After removal of non-recurring M&A and legal fees totaling $890,000 and $738,351, respectively, along with non-cash depreciation & amortization and stock-based compensation expense totaling $791,821 and $379,916, respectively, the Company’s pro-forma profit for the year ended April 30, 2009 would have totaled approximately $236,600. See the table below for more details. The Company expects to be profitable for the fiscal year ended April 30, 2010 while generating positive operating cash flows.

•

Subsequent to the Enversa and Woodland acquisitions, the Company immediately began the process of integrating the newly acquired subsidiaries. Accordingly, the Company moved to implement a uniform general ledger platform and accounting system company-wide while simultaneously centralizing its executive management and accounting functions. As of the date of this filing, the Company had completed its implementation and rollout of the new platform and had centralized all functions at its corporate headquarters located in Dallas, Texas.

We define “pro-forma net income” as net loss after removal of (i) non-recurring M&A and legal fees and (ii) non-recurring non-cash depreciation and amortization and stock-based compensation. Management believes pro-forma net income provides useful additional information concerning the Company’s potential profitability. However, pro-forma net income is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”). Accordingly, pro-forma net income should not be considered an alternative to net loss as an indicator of operating performance. The table below provides a reconciliation between GAAP net loss and pro-forma net income.

	April 30, 2009	Per share data

Net Loss	$(2,563,488)	$(0.05)

Non-recurring charges:
Legal	738,351	0.01
Merger & acquisitions related charges	890,000	0.02
Total non-recurring charges	1,628,351	0.03

Non-cash charges:
Stock-based compensation	379,916	0.01
Depreciation and amortization	791,821	0.01
Total non-recurring charges	1,171,737	0.02

Pro-Forma Net Income	$236,600	$0.00
Weighted average common shares outstanding:
Basic and diluted	52,745,577	52,745,577

Critical Accounting Policies and Estimates

Use of Estimates and Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income (loss) from operations, and net income, as well as on the value of certain assets on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include allowance for doubtful accounts, recoverability of long-lived assets (including goodwill), revenue recognition and stock-based compensation. In addition, please refer to Note 1 to the accompanying financial statements for further discussion of our accounting policies.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on an estimate of buckets of customer accounts receivable, stratified by age, that, historically, have proven to be uncollectible; in addition, in certain cases, the allowance estimate is supplemented by specific identification of larger customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

Impairment of Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

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

Stock-Based Compensation

The Company maintains two shareholder-approved stock-based incentive compensation plans that permit the issuance of equity-based compensation awards to employees, qualified consultants and directors, including stock options, stock awards and warrants.

On August 17, 2007, the Company adopted the fair value provisions of SFAS No. 123(R), Share-Based Payment, when it implemented its two stock based compensation plans. Since stock-based compensation expense recognized in the consolidated statements of income for the year ended April 30, 2009 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to the fact that we have a limited operating history, we have currently estimated forfeitures to be 0% of the awards issued. As we develop more historical data, we expect to update our forfeiture rate.

Our assessment of the estimated fair value of the stock options granted is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. We utilize the Black-Scholes model to estimate the fair value of stock options granted. Generally, our calculation of the fair value for options granted under SFAS No. 123(R) is similar to the calculation of fair value under SFAS No. 123 with the exception of the treatment of forfeitures.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	The expected volatility of our common stock price, which we determine based on historical volatility of our common stock over the prior eighteen month period;
(b)	Expected dividends (which do not apply, as we do not anticipate issuing dividends);
(c)	Expected life of the award, which is estimated based on the historical award exercise behavior of our employees; and
(d)	The risk-free interest rate which we determine based on the yield of a U.S. Treasury bond whose maturity period equals the options expected term.

In the future, we may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.

See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies – to the consolidated financial statements contained in this report for additional information regarding our accounting policies for stock-based compensation.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations – Year ended April 30, 2009 compared to April 30, 2008

Direct marketing services

Our direct marketing services segment consists of our recently acquired Enversa division. As previously noted, Enversa was acquired on August 27, 2008 and this annual report only includes operating data for that segment since that date. Accordingly, presentation of an analysis of current years’ results versus prior year operating results would be misleading. Please see Note 3 Acquisitions, in the attached financial statements for pro-forma financial data with respect to this segment.

Communications services

Our communications services segment consists of everything acquired in the Woodland Acquisition. As previously noted, we closed the Woodland Acquisition on February 23, 2009 and this annual report only includes operating data for that segment only since that date. Accordingly, presentation of an analysis of current years’ results versus prior year operating results would be misleading. Please see Note 3 Acquisitions, in the attached financial statements for pro-forma financial data with respect to this segment.

On-line media networks

Our online media networks segment consists of the CornerWorld, Inc. division as well as expenses generated from our corporate group.

Revenues, Cost of Sales and Gross profit:

Our on-line media networks segment had no revenue or gross profit for the year ended April 30, 2009. These results are consistent with the year ended April 30, 2008 when we were a development stage entity and were in the process of building our infrastructure. We had no revenue generating operations in either period.

Selling, General and Administrative

Selling, general and administrative (SG&A) costs totaled $2,588,830 for the year ended April 30, 2009 versus $496,977 for the corresponding period in the prior year. The increase of $2,091,853 is primarily due to the impact of merger related costs associated with our Enversa and Woodland acquisitions, The most substantial expenses incurred were merger and acquisition fees as well as legal fees totaling $890,000 and $738,351, respectively.

Net Loss

For the year ended April 30, 2009, we incurred a net loss of $2,352,751 compared to a net loss of $4,976,093 for the year ended April 30, 2008. The decrease in net loss is primarily attributable to the fact that the prior year figure included shell transaction costs in the form of common stock and stock options issued which totaled $4,055,200.

Results of Operations – Year ended April 30, 2008 compared to the period September 1, 2006 through April 30, 2007

On-line media networks:

Revenue and Gross Profit

Our revenue and gross profit for the year ended April 30, 2008 was $-0- and for the year ended April 30, 2007 the revenue was $-0- and the gross profit was $-0-. For the year ended April 30, 2008, we were a development stage entity and were in the process of building our infrastructure. Accordingly, we had no revenue generating operations.

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

Liquidity and Capital Resources

As of April 30, 2009, we had a working capital deficit of approximately $4,090,287 and cash of $601,743. Our working capital deficit is primarily related to the short-term nature of selected tranches of the debt we issued to finance our acquisitions. Though we expect that we will refinance a substantial portion of these short-term obligations, there can be no guarantee that we will do so, We believe the cash flows from our existing operations will be adequate to manage our debt commitments should we be unsuccessful in refinancing our short-term obligations.

Our investing activity for the year ended April 30, 2009, consisted primarily of the acquisitions of our two wholly-owned subsidiaries, Enversa and Woodlands. We financed the acquisitions primarily via the private placement of debt and equity securities.

We purchased Enversa for approximately $1.7 million. The purchase price consisted of a note payable of $1.5 million which bears interest at 4.58% per annum and shares of our common stock valued at $162,000.

We purchased Woodland for approximately $13.7 million. The purchase price was comprised of a $1.9 million in cash sourced from a note payable to IU Investments, LLC, a $3.1 million secured debenture, a $4.2 million purchase note, a $2.7 million earn-out and approximately $1.5 million of equity in the form of CornerWorld common stock and warrants all to the Woodland seller. The note payable to IU Investment, LLC bears interest at 16% per annum and provides for monthly principal payments of $145,000 until maturity. The debenture and the purchase note bear interest at 12% per annum and the principal balance matures February 23, 2012. Principal on the debenture is subject to certain acceleration clauses.

We presently have a $500,000 line of credit with Internet University, Inc.; at April 30, 2009, we had approximately $385,000 outstanding under this credit line but no longer have access to the unused portion of this line. We have been making payments as prescribed pursuant to the line of credit agreement. We have no other bank financing or other external sources of liquidity. Due to our brief operating history as a start up company, our operations have not been a source of liquidity though we expect that to change quickly as a result of our acquisitions. We will need to obtain additional capital in order to maintain and expand our operations. We are currently investigating other financial alternatives, including additional equity and/or debt financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

Contractual Obligations

The following table presents our contractual obligations as of April 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years

Notes payable to related parties	$10,613,333	$2,113,333	$8,500,000	$—	$—
Notes payable	30,000	30,000	—	—	—
Line of credit with related party	385,000	385,000	—	—	—
Operating leases	368,322	130,000	238,322	—	—
Total	$11,396,655	$2,658,333	$8,738,322	$—	$—

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Inflation

We believe that, for the year ended April 30, 2009, inflation has not had a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and supplementary data are included in pages F-2 through F-23 of this Annual Report on Form 10-K. See accompanying “Item 15. Exhibits and Financial Statement Schedules” and Index to the consolidated financial statements on page F-1.

Quarterly Results of Operation (Unaudited)

The following table presents the Company’s unaudited quarterly statements of operations for each of the eight quarters in the two-year period ended April 30, 2009. The information in the table should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained elsewhere in this report. The underlying unaudited financial statements are prepared on the same basis as the audited consolidated financial statements included in this report, which include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for the fair presentation of the Company’s financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future periods.

	Three Months Ended
	July 31, 2007	October 31, 2007	January 31, 2008	April 30, 2008		July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009

Net sales	$—	$—	$—	$		$—	$613,850	$728,382	$2,598,440
Cost of Sales	—	—	—			—	321,164	492,417	761,278
Gross profit	—	—	—			—	292,686	235,965	1,837,162
Selling, general and administrative expenses	64,759	4,137,585	145,770		565,001	115,560	459,929	681,724	2,233,118
Depreciation and amortization	—	8,594	20,419		25,949	—	84,398	113,291	594,132
Operating Income (loss)	(64,759)	(4,146,179)	(166,189)		(590,950)	(115,560)	(251,641)	(559,050)	(990,088)
Other income (expense), net	—	(2,461)	(2,898)		(2,657)	7,989	(18,958)	(41,777)	(583,903)
Loss before income taxes	(64,759)	(4,148,640)	(169,087)		(593,607)	(107,571)	(270,599)	(600,827)	(1,573,991)
Income tax (expense) benefit	—	—	—		—	—	—	—	(10,500)
Net loss	$(64,759)	$(4,148,640)	$(169,087)		$(593,607)	$(107,571)	$(270,599)	$(600,827)	$(1,584,491)
Basic and diluted net loss per share	$(0.00)	$(0.06)	$(0.00)		$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted:	62,700,000	66,823,891	66,970,917		66,368,417	58,498,752	45,911,795	46,991,795	59,834,609

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT. CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of its chief executive officer who at that time was also its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of April 30, 2009. Based on that evaluation, the Company’s chief executive / financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed further below under Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO who is also the company’s CFO and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. GAAP and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of April 30, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2009, as a result of the identification of the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and positions of our current directors and executive officers:

Name	Age	Offices Held
Scott Beck	35	Chief Executive Officer, Chief Accounting Officer, Director
Marc Blumberg	36	Director
Peter Lazor	40	Director
Ned Timmer	51	Director

Mr. Scott Beck has served as Chief Executive Officer, Chief Accounting Officer, and Chairman of the Board of Directors since August 10, 2007. In November of 2005, Mr. Beck launched Beck Ventures, Inc. located in Dallas Texas. The company is a full service Investment Management company focused on four sectors, real estate, energy, technology, and financial services. Mr. Beck has assembled a talented team of experienced executives to assess investment opportunities for these four sectors. On October 7, 2003 Mr. Beck was involved in the organization of Cornerworld, Inc. which became the wholly-owned subsidiary of Cornerworld Corporation. Beginning in January of 2003, Mr. Beck was elected to the Board of Directors of United Texas Bank in Dallas, Texas, a position he currently maintains.

Mr. Marc Blumberg has served as a Director since August 27, 2008. He is the president of imc². He leads the companies’ clients in developing innovative and effective marketing strategies. Since joining imc² in early 1997, Mr. Blumberg has taken a leadership role in developing imc²’s service offerings and culture. Blumberg helped build the company from 6 to a staff of over 500 people providing services to Procter & Gamble, The Coca-Cola Company, and GlaxoSmithKline. Before joining imc², Marc was a strategy consultant for Gemini Consulting’s MAC Group and for the New England Consulting Group. An accomplished strategist with exceptional Internet knowledge and experience, Marc has spent his professional career consulting with FORTUNE 500 companies. He holds a Bachelor of Science in economics from the University of Pennsylvania’s Wharton School of Business.

Mr. Peter A. Lazor has served as a Director since February 23, 2009. He has been the President of Cardinal Points, a technology advisory firm, since January, 2007. Prior to establishing Cardinal Points, Mr. Lazor served as Vice President of BCN Telecom from March 2004 to January 2007. From 2000 to 2004 Mr. Lazor was Director of Business Development EMEA for M7 Networks Ltd. (funded by Qualcomm) and Cascadent Communications Ltd. (funded by Cisco Systems and HP) in London. Mr. Lazor holds a Bachelors of Science Degree from Babson College and was a 1991 Thomas J. Watson Fellow.

Mr. Ned B. Timmer has served as Director since February 23, 2009. He has been the President of T2 Communications, T2TV and Visitatel from April 2003 through the Effective Date and the President of Woodland Wireless and Ranger from August 2001 through the Effective Date. The foregoing companies are application service providers, including patented roaming and short code services to the wireless industry serving cellular providers in the United States, Canada and the Caribbean. Mr. Timmer was also the President of Brocom Telecom LLC from August 1998 through December 2004. Mr. Timmer attended Oakland Community College in Farmington Hills, Michigan. Mr. Timmer was the 2004 recipient of the Holland Chamber of Commerce, Lou Hallacy Distinguished Service Award. Mr. Timmer currently serves on the boards of the Boys and Girls Club of Holland, the Holland Chamber of Commerce, the HCC Foundation, and has served on the board of Paragon Bank and Trust.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than ten percent (10%) of any class of our securities which have been registered with the Securities and Exchange Commission to report their initial ownership of such securities and any subsequent changes in that ownership to the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of the copies of such forms received by us during the fiscal year ended April 30, 2009, we believe that all such requirements were complied with on a timely basis, except that Marc Blumberg and Peter Lazor did not file Form 3’s upon becoming directors, Ned Timmer did not file a Form 3 upon becoming a director and a beneficial owner of more than 10% of our Common Stock, IU Holdings, II, L.P. and Internet University, Inc. did not file Form 3’s upon becoming beneficial owners of more than 10% of our Common Stock and Scott Beck did not file a Form 4 upon acquiring 120,000 shares of our Common Stock and a warrant to purchase 1,321,000 shares of our Common Stock.

Code of Ethics

We have not yet adopted a written code of ethics but intend to do so as part of our initiatives for 2010.

Corporate Governance

Audit Committee

We currently do not have an audit committee financial expert due to the fact that our Board of Directors currently does not have a separately-designated standing audit committee. The current members of our Board of Directors perform the functions of an audit committee on an as needed basis.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by our Chief Executive Officer (who is also our Chief Financial Officer) and our Directors for the last two fiscal years. We do not have any other executive officers who were awarded, earned or were paid over $100,000.

Name and principal position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)(1)	Option Awards ($)(f)(2)	Non-Equity Incentive Compensation Plan ($)(g)	All Other Compensation ($)(i)(3)	Total ($)(j)
Scott N. Beck, Chairman Of the Board of Directors, Chief Executive Officer, Chief Financial Officer	2009	41,667	—	7,161	—	—	190,000	238,828
	2008	—	—	—	—	—	—	—

(1)

The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with FAS 123(R) of stock awards granted to each named executive officer, and therefore include amounts from awards granted in and prior to the applicable fiscal year. Assumptions used in the calculation of this amount are included in footnote 8 to the Company’s audited financial statements for the fiscal year ended April 30, 2009 included in this Annual Report on Form 10-K.

(2)

The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with FAS 123(R) with respect to outstanding stock options granted to each executive officer, whether granted in that fiscal year or in prior fiscal years. These balances have not been adjusted for the potential impact of estimated forfeitures. Assumptions used in the calculation of this amount are included in footnote 9 to the Company’s audited financial statements for the fiscal year ended April 30, 2009 included in this Annual Report on Form 10-K.

(3)	Amounts reported reflect a fee earned for completion of the Woodland Acquisition.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information regarding stock option and restricted stock awards previously granted which were outstanding at April 30, 2009.

The market value of the stock award is based on the closing price of one share of our common stock as of July 29, 2009, which was $0.05.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
Scott N. Beck	—	—	—	—	—	—
Marc Blumberg	67,397	432,603	$0.60	8/26/2013	—	—
Peter Lazor	—	—	—	—	—	—
Ned Timmer	—	—	—	—	—	—

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

Employment Agreements

Other than our agreements with Scott Beck, Chairman and CEO CornerWorld Corporation, Ned Timmer, a Director and the Chief Operating Officer of Woodland, and Marc Pickren, President of Enversa Companies, LLC, we do not have any written employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

The following table summarizes as of April 30, 2009, the shares of common stock authorized for issuance under our equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$ 0.00	—
Equity compensation plans not approved by security holders	8,000,000	$ 0.67	5,306,000
Total	8,000,000	$ 0.67	5,306,000

See also Note 9 to the financial statements for a description of the material terms of these plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 15, 2009 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s Directors, (iii) each of the executive officers and (iv) all current Directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. As of July 15, 2009, the Directors and executive officers of the Company held a total of 55,359,072 shares of Common Stock entitled to vote, representing 54.4% of the then outstanding shares of Common Stock.

	Shares Beneficially Owned as of July 15, 2009 (1)
Beneficial Owner	Number of Shares	Percentage of Class

Executive Officers and Directors (2)
Scott Beck (3)	16,465,236	17.0%
Marc Blumberg (4)	1,943,836	2.0%
Peter Lazor (5)	250,000	*%
Ned Timmer (6)	36,700,000	37.3%
All executive officers and directors as a group (consisting of 4 individuals)	55,359,072	54.4%

Other 5% stockholders:
Jarrod Beck	5,005,015	5.2%
Internet University, Inc. (7)	7,632,000	10.3%
IU Holdings II, LP (7)	9,900,000	8.0%
Total Executive Officers and Directors (2)	77,896,087	71.0%

* Less than 1% of the outstanding shares of Common Stock.

(1)

The number of shares of Common Stock deemed outstanding as of July 29, 2009 was 109,721,727. The number of beneficially owned shares includes shares issuable pursuant to stock options that may be exercised within sixty (60) days after July 15, 2009 as well as warrants that are immediately exercisable.

(2)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the officers and Directors named in the table have sole voting and investment power with respect to all shares of Common Stock. Unless otherwise indicated, the business address of each beneficial owner listed is 12404 Park Central, Suite 400, Dallas, Texas 75251.

(3)	Includes 1,321,000 shares issuable upon exercise of warrants exercisable at or that vest within sixty (60) days of July 15, 2009.

(4)

Includes 1,500,000 warrants to purchase common stock exercisable within sixty (60) days of July 15, 2009. In addition, the number includes 83,836 shares issuable upon exercise of stock options exercisable at or that vest within 60 days of July 15, 2009.

(5)	Includes 250,000 warrants to purchase common stock exercisable within sixty (60) days of July 15, 2009.

(6)

Includes 400,000 shares held by HCC. Mr. Timmer is the President of HCC and has sole voting power and sole dispositive power over the shares of common stock held by HCC. Also includes 31,450,000 warrants to purchase common stock exercisable within sixty (60) days of July 15, 2009. Also includes 2,750,000 warrants held by Mr. Timmer pending the expected close of the sale of the T2 Group

(7)	Mr. Blumberg is a shareholder of Internet University which is an investor in IU Investments, LLC. Mr. Blumberg is the President of Internet University, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During a portion of the year ended April 30, 2009, the Company used the offices of its Chief Executive Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Enversa receives administrative support from Internet University, Inc., which was one of the three former members of Leadstream. Included in such administrative support are human resources, accounting, IT and facilities services.

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was originally intended to expire on February 23, 2009. On February 23, 2009, Enversa and Internet University entered into an amendment to the line of credit, which extended the maturity date until February 22, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in Cornerworld’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that Cornerworld and Enversa receives or is at any time entitled to receive. There was an outstanding balance of $125,000 under the line of credit at January 31, 2009.

As previously noted, on February 23, 2009, the Company completed the Woodland Acquisition. Pursuant to the acquisition, the Company issued debt and equity securities to Mr. Ned Timmer who became a member of the Board of Directors and the President of the Company’s Woodland division. Mr. Timmer is the holder of the Company’s $4,200,000 secured debenture as well as a holder of the Company’s $3,100,000 purchase money note. The Company recognized interest expenses payable to Mr. Timmer totaling approximately $160,000 on these two facilities during the year ended April 30, 2009.

The Company issued 420,000 shares of its common stock to our chief executive officer, a trust for the benefit of our chief executive officer’s mother and to our chief executive officer’s cousin in connection with their agreement to extend the term on certain notes payable.

In connection with the closing of the Woodland Acquisition, the Company issued 1,321,000 warrants to our Chief Executive Officer to purchase the Company’s common stock at an exercise price of $0.20 per share. The Company also accrued a merger fee totaling $190,000 for completion of the acquisition. The merger fee has not yet been paid to the Chief Executive Officer.

As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc. Marc Blumberg, member of the Company’s Board of Directors as well as one of the selling partners of Enversa is the president of Internet University, Inc. The Company recorded interest of $46,301 on this facility during the year ended April 30, 2009.

As part of the Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. Mr. Blumberg, a member of the Company’s Board of Directors as well as one of the selling partners of Enversa is an employee of the parent of IU Investments LLC. The Company recorded interest of $42,476 on this facility during the year ended April 30, 2009.

Using the definition of “independence” as described under the Sarbanes Oxley Act of 2002 Section 301, Rule 10A-3 and NASDAQ Rule 5605, we believe that none of the members of our Board of Directors meet the independence requirements. However, the Board of Directors has not made any such affirmative determination.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Schumacher and Associates Inc. has served as Cornerworld’s independent auditors for the years ended April 30, 2009 and April 30, 2008. During the year ended April 30, 2009, the fees billed for audit services totaled approximately $23,500 which included approximately $15,000 associated with the annual audit and approximately $8,500 for reviews of the Company’s quarterly reports on Form 10-Q. For the year ended April 30, 2008, fees billed for audit services totaled approximately $4,900 which included approximately $2,350 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $2,550 associated with the Company’s statutory and regulatory filings. An additional firm, Russell Bedford Stefanou, Mirchandani LLP, served as independent auditors for two quarterly reports for the year ended April 30, 2008 and the fees billed for their services totaled $22,681.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(1.) Financial Statements

The reports of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page F-1 of this Annual Report on Form 10-K.

Financial Information

(2.) Schedules

None.

(3.) Exhibits

The information on exhibits required by this Item 15 is set forth in the Index to the Exhibits of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerworld, Corporation

August 11, 2009	By: /s/ Scott Beck
Scott Beck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Beck	Chairman of the Board of Directors and	August 11, 2009
Scott Beck	Chief Executive Officer
(Principal Executive Officer)

/s/ Scott Beck	Chief Financial Officer	August 11, 2009
Scott Beck	(Principal Financial and Accounting Officer)

/s/ Ned B. Timmer	Director	August 11, 2009
Ned B. Timmer

/s/ Peter A. Lazor	Director	August 11, 2009
Peter A. Lazor

/s/ Marc Blumberg	Director	August 11, 2009
Marc Blumberg

INDEX TO EXHIBITS

2.1

Share Exchange Agreement, dated May 11, 2007, by and among Cornerworld, Inc. and each of the shareholders of Cornerworld, Inc. and Cornerworld Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 30, 2007).

2.2

Letter Agreement, dated June 21, 2007, amending the Share Exchange Agreement, dated May 11, 2007, by and among Cornerworld, Inc. and each of the shareholders of Cornerworld, Inc. and Cornerworld Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2007).

2.3

Amendment No. 2, dated July 27, 2007, to the Share Exchange Agreement, dated May 11, 2007, by and among Cornerworld, Inc. and each of the shareholders of Cornerworld, Inc. and Cornerworld Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 15, 2007).

2.4

Amendment No. 3, dated August 8, 2007, to the Share Exchange Agreement, dated May 11, 2007, by and among Cornerworld, Inc. and each of the shareholders of Cornerworld, Inc. and Cornerworld Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed August 15, 2007).

2.5

Share Purchase Agreement, dated March 7, 2008, by and among Cornerworld Corporation., Sway, Inc. and the shareholders of Sway, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 13, 2008).

2.6

Amendment No. 1, dated March 12, 2008, to the Share Purchase Agreement, dated March 7, 2008, by and among Cornerworld Corporation, Sway, Inc. and the shareholders of Sway, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 13, 2008).

2.7

Share Exchange Agreement and Plan of Merger, dated August 27, 2008, by and among Cornerworld Corporation, Enversa Companies LLC, Leadstream LLC, and the holders of the membership interests of Leadstream (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 3, 2008).

2.8

Stock Purchase Agreement, dated February 23, 2009, by and among Cornerworld Corporation, Woodland Holdings Corp., Ned B. Timmer and HCC Foundation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

2.9

Unit Purchase Agreement, dated February 23, 2009, by and among Woodland Holdings Corp., Phone Services and More, L.L.C., T2 Communications, L.L.C. and Ned B. Timmer (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

3.1

Articles of Incorporation of Olympic Weddings International, Inc., dated November 9, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed September 27, 2005).

3.2	Bylaws of Olympic Weddings International, Inc., dated November 9, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed September 27, 2005).

4.1

Form of Registration Rights Agreement, dated August 27, 2008 by and among Cornerworld Corporation, Internet University, Inc., Marc Blumberg and Marc Pickren (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 3, 2008).

10.1

Amended and Re-Stated Letter Agreement, dated August 10, 2007, by and among Cornerworld, Inc., Cornerworld Corporation and the Majority Shareholders of Cornerworld Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed August 15, 2007).

10.2

Letter Agreement, dated October 19, 2007, by and between Cornerworld Corporation and Dynasty Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 7, 2007).

10.3

Purchase Agreement, dated October 19, 2007, by and between Cornerworld, Inc. and Dynasty Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 7, 2007).

10.4

Security Agreement, dated October 19, 2007, by and between Cornerworld, Inc. and Dynasty Capital LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 7, 2007).

10.5

Promissory Note, dated October 22, 2007, issued by Cornerworld, Inc. to Dynasty Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 7, 2007).

10.6

Form of Promissory Note, dated August 27, 2008, issued by Cornerworld Corporation to Leadstream Members (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 3, 2008).

10.7

Debenture, dated February 23, 2009, issued by Woodland Holdings Corp. and Cornerworld Corporation to Ned B. Timmer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.8

Purchase Money Note, dated February 23, 2009, issued by Woodland Holdings Corp. to Ned B. Timmer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.9

Warrant to purchase 31,450,000 shares of Cornerworld Corporation common stock, dated February 23, 2009, issued to Ned B. Timmer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.10

Warrant to purchase 2,750,000 shares of Cornerworld Corporation common stock, dated February 23, 2009, issued to Ned B. Timmer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.11

Pledge and Security Agreement, dated February 23, 2009, made by Cornerworld Corporation, Cornerworld, Inc. and Enversa Companies LLC in favor of Ned B. Timmer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.12

Pledge and Security Agreement, dated February 23, 2009, made by Woodland Holdings Corp., S Squared, LLC, T2 TV, LLC, Woodland Wireless Solutions, Ltd. and West Michigan Co-Location Services, LLC in favor of Ned B. Timmer (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.13

Guaranty, dated February 23, 2009, by Cornerworld Corporation, Cornerworld, Inc., Enversa Companies LLC, Woodland Holdings Corp., S Squared, LLC, T2 TV, LLC, Woodland Wireless Solutions, Ltd. and West Michigan Co-Location Services, LLC, in favor of and for the benefit of Ned B. Timmer (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.14

Earn-Out Agreement, dated February 23, 2009, by and between Woodland Holdings Corp. and Ned B. Timmer (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.15

Subscription Agreement, dated February 23, 2009, by and between Cornerworld Corporation and IU Investments, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.16

Promissory Note, dated February 23, 2009, issued by Cornerworld Corporation to IU Investments, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.17

Pledge and Security Agreement, dated February 23, 2009, made by Cornerworld Corporation, Cornerworld, Inc., and Enversa Companies LLC in favor of IU Investments, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.18

Pledge and Security Agreement, dated February 23, 2009, made by Woodland Holdings Corp., S Squared, LLC, T2 TV, LLC, Woodland Wireless Solutions, Ltd. and West Michigan Co-Location Services, LLC in favor of IU Investments, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.19

Revolving Line of Credit Note, dated August 27, 2008, by Enversa Companies LLC in favor of Internet University, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.20

Amendment No. 1, dated February 23, 2009, to Revolving Line of Credit Note, dated as of August 27, 2008, by and among Cornerworld Corporation, Enversa Companies LLC and Internet University, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.21

Letter Agreement with Oberon Securities, LLC, dated February 20, 2009, by and between Cornerworld Corporation and Oberon Securities, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.22

Warrant to purchase 250,000 shares of Cornerworld Corporation common stock, dated February 23, 2009, issued by Cornerworld Corporation to Peter Lazor (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.23

Employment Agreement, dated February 23, 2009, by and between Woodland Wireless Solutions, Ltd. and Ned B. Timmer (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.24

Consulting Agreement, dated February 23, 2009, by and between Cornerworld Corporation and Peter Lazor (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

21.1*	Subsidiaries of Cornerworld Corporation.

31.1*	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350.

___________

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

CornerWorld Corporation

We have audited the accompanying consolidated balance sheets of CornerWorld Corporation as of April 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended April 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CornerWorld Corporation as of April 30, 2009 and 2008, and the results of its operations and cash flows for the two years ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

August 12, 2009

CornerWorld Corporation

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share data)

	April 30,
	2009	2008
Assets
Current assets:
Cash	$601,743	$45,164
Accounts receivable, net	1,688,211	—
Prepaid expenses and other current assets	705,230	1,500
Total current assets	2,995,184	46,664

Property and equipment, net	1,545,451	251,629
Goodwill	1,641,749	—
Patent	10,645,154	—
Intangibles, net	777,776	—
Other assets	21,781	—
TOTAL ASSETS	$17,627,095	$298,293

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,598,727	$218,820
Accrued expenses	235,005	130,657
Line of credit	385,000	—
Notes payable, current portion	30,000	30,000
Notes payable related parties, current portion	2,113,333	50,000
Deferred revenue	235,000	—
Other current liabilities	1,488,406	—
Total current liabilities	7,085,471	429,477
Long-term liabilities:
Notes payable related parties, net of current portion	8,500,000	—
Other liabilities	2,025,000	—
Total liabilities	17,610,471	429,477

Commitments and Contingencies (See notes 1- 3,5- 10 and 12-14)

Stockholders’ equity (deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 64,318,317 and 67,368,317 shares issued and outstanding, at April 30, 2009 and April 30, 2008, respectively	64,318	67,368
Additional paid-in capital	7,519,968	4,805,622
Retained earnings (accumulated deficit)	(7,567,662)	(5,004,174)
Total stockholders’ equity (deficit)	16,624	(131,184)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,627,095	$298,293

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Operations

	For the Years Ended April 30,
	2009	2008

Sales, net	$3,940,672	$—

Costs of goods sold	1,574,859	—

Gross profit	2,365,813	—

Expenses:
Selling, general and administrative expenses	3,490,331	496,977
Depreciation and amortization	791,821	—
Common stock issued for consulting services	—	415,900
Common stock and options issued for shell acquisition transaction costs	—	4,055,200
Total Operating expenses	4,282,152	4,968,077
Operating loss	(1,916,339)	(4,968,077)

Other income (expense), net:
Interest expense	(339,434)	—
Other income (expense), net	(297,215)	(8,016)
Total other expense, net	(636,649)	(8,016)
Loss before income taxes	(2,552,988)	(4,976,093)
Income taxes	(10,500)	—
Net loss	$(2,563,488)	$(4,976,093)

Basic and diluted loss per share	$(0.05)	$(0.07)

Weighted average number shares outstanding – basic and diluted	52,745,577	66,768,133

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, May 1, 2007	62,700,000	$62,700	$90,475	$(28,081)	$125,094
Reorganization/Recapitalization	3,662,500	3,663	(3,663)	—	—
Sale of common stock	182,210	182	200,318	—	200,500
Stock-based compensation expense	—	—	48,215	—	48,215
Common stock issued for consulting services	279,607	279	415,621	—	415,900
Common stock and options issued for shell acquisition transaction costs	544,000	544	570,656	—	571,200
Stock compensation plan options	—	—	3,484,000	—	3,484,000
Net loss	—	—	—	(4,976,093)	(4,976,093)
Balance, April 30, 2008	67,368,317	67,368	4,805,622	(5,004,174)	(131,184)
Retirement of common stock	(24,000,000)	(24,000)	24,000	—	—
Issuance of common shares for Enversa acquisition	3,600,000	3,600	158,400	—	162,000
Issuance of common shares for Woodland acquisition	2,500,000	2,500	110,000	—	112,500
Issuance of warrants associated with Woodland acquisition	—	—	1,383,800	—	1,383,800
Common stock issued as fee for loan	11,400,000	11,400	501,600	—	513,000
Common stock issued as fee for LOC extension	3,000,000	3,000	132,000	—	135,000
Common stock issued for claim settlement	30,000	30	5,970	—	6,000
Common stock issued as fee for Notes payable	420,000	420	18,660	—	19,080
Stock-based compensation expense	—	—	379,916	—	379,916
Net loss	—	—	—	(2,563,488)	(2,563,488)
Balance, April 30, 2009	64,318,317	$64,318	$7,519,968	$(7,567,662)	$16,624

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Cash Flow

	For the Years Ended April 30,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(2,563,488)	$(4,976,093)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	791,821	54,962
Provision for doubtful accounts	49,154	—
Stock-based compensation	379,916	48,215
Common stock issued for consulting services	—	415,900
Shell acquisition transaction costs	—	4,055,200
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(414,233)	(1,500)
Prepaid expenses and other current assets	(284,696)	—
Other assets	491,219	197,163
Accounts payable	2,105,206	(665)
Accrued expenses	(74,718)	129,129
Deferred revenue	(207,025)	—
Other liabilities	95,552	—
Net cash provided by (used in) operating activities	368,708	(77,689)
Cash Flows from Investing Activities
Purchases of property and equipment	(60,462)	(33,501)
Capitalized software development	—	(235,019)
Purchase of Woodlands Holdings Corporation	(1,900,000)	—
Net cash used in investing activities	(1,960,462)	(268,520)
Cash Flows from Financing Activities
Proceeds from notes payable	1,920,000	80,000
Principal payments on debt	(156,667)	—
Proceeds from line of credit, net of repayments	385,000	—
Issuance of common stock	—	200,500
Net cash provided by financing activities	2,148,333	280,500
Net increase (decrease) in cash	556,579	(65,709)
Cash at beginning of year	45,164	110,873
Cash at end of year	$601,743	$45,164

Cash paid for:
Interest	$179,501	$2,136
Income taxes	$—	$—
Non-Cash Financing Activities:
Issuance of debt for Woodland Acquisition	$7,300,000	$—
Issuance of common stock and warrants for Woodland acquisition	$1,496,300	$—
Issuance of debt for Enversa Acquisition	$1,500,000	$—
Issuance of common stock for Enversa acquisition	$162,000	$—
Issuance of common stock in lieu of loan fees	$667,080	$—

The accompanying notes are an integral part of these consolidated financial statements

Cornerworld Corporation

Notes to Consolidated Financial Statements

April 30, 2009

1. Basis of Presentation

Organization

Cornerworld Corporation (“the Company”, “Cornerworld”, “we”, “our” or “us”) was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc.. Effective May 1, 2007, we changed our name to Cornerworld Corporation.

Cornerworld, Inc. was formed under the laws of the state of Delaware on October 7, 2003 and remained inactive until September 1, 2006. Cornerworld Inc. is an Interactive Media Company with a focus in direct marketing that leverages its proprietary lead generation engine to garner qualified leads (consumers) for Fortune 1000 advertisers across social networking websites, niche based websites, its own burgeoning music portal and offline venues. Cornerworld.com is a free, groundbreaking business management and social networking platform that empowers independent content creators to share and profit from their skills.

The Company entered into a Share Exchange Agreement and Plan of Merger (the “Agreement”) with Enversa Companies LLC, a Texas limited liability company (“Enversa”), Leadstream LLC, a Texas limited liability company (“Leadstream”), and the holders of the membership interests of Leadstream on August 27, 2008. Pursuant to the Agreement, on August 27, 2008, Leadstream merged with and into Enversa (the “Merger”), of which Cornerworld is the sole member. Enversa was the surviving company in the merger and, as such, acquired all right, title and interest in and to all real estate and other property of Leadstream and became responsible for all liabilities and obligations of Leadstream and Enversa. Until the Merger on August 27, 2008, the Company was in the development stage and had not realized any revenues from its operations. See also Note 3, Acquisitions, for more detail.

Enversa is a technology-oriented direct response marketing company. Using its proprietary technology, Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa utilizes a pay-for-performance pricing model which is very appealing to clients because it insures that they are billed solely for campaign performance.

Enversa is a subsidiary of Cornerworld and is a leading marketing communications provider. Enversa offers a full menu of services for brand and direct response customer acquisition campaigns, including media buying and planning for online and mobile media. It provides customer relationship marketing and interactive services, as well as customer data collection and analysis tools used for planning and targeting client marketing efforts across a network of partner, representative and owned content sites, including CornerWorld.com. Moreover, Enversa operates several ad networks and a proprietary request for proposal (RFP) technology that highlights promotional offers from a variety of corporate clients. Enversa uses an established media auction technology to deliver significantly more inventory than current market rates. Enversa effectively enables media properties to compete against each other, empowering advertisers to extend their marketing budgets beyond typical marketplace levels through fair and free market competition.

On February 23, 2009, Cornerworld completed its acquisition (the “Woodland Acquisition”) of all of the issued and outstanding equity interests of each of Woodland Wireless Solutions, Ltd. (“Woodland Wireless”), West Michigan Co-Location Services, L.L.C. (“WMCLS”) and T2 TV, L.L.C. (“T2 TV”), and forty voting member units of S Squared, LLC, doing business in the state of Michigan as “Ranger Wireless LLC” (“Ranger”), through its newly-formed wholly-owned subsidiary, Woodland Holdings Corp. (“Woodland Holdings”), pursuant to the terms of a Stock Purchase Agreement, dated February 23, 2009 (the “Effective Date”), by and among Woodland Holdings, Cornerworld, Ned B. Timmer and HCC Foundation (“HCC Foundation”). Immediately following the Woodland Acquisition, the forty voting member units of Ranger that were purchased by Woodland Holdings were contributed to Woodland Wireless and all other issued and outstanding voting member units of Ranger remained held by Woodland Wireless.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

As a result, Ranger became a wholly-owned subsidiary of Woodland Wireless. In addition, pursuant to a Unit Purchase Agreement (the “Unit Purchase Agreement”) entered into on the Effective Date among Woodland Holdings, Phone Services and More, L.L.C., doing business as Visitatel (“Visitatel”), T2 Communications, L.L.C. (“T2 Communications”) and Ned B. Timmer, Woodland Holdings agreed to purchase all of the outstanding voting member units of each of Visitatel and T2 Communications, for an aggregate purchase price of $300,000. Final consummation of the transactions contemplated by the Unit Purchase Agreement remains subject to certain regulatory approvals.

Woodland Wireless, Ranger, WMCLS and Visitatel are collectively referred to herein as the “Ranger Wireless Group”. T2 Communications and T2 TV are collectively referred to herein as the “T2 Group”. See also Note 3, Acquisitions, for more detail.

RANGER® is a shortcode application service provider to the wireless industry. The core service offered is 611 Roaming Service™, a patented application providing seamless means for connecting wireless subscribers to reach their home providers customer service call center while roaming on another provider’s network. Calls are sent to RANGER® for treatment from nearly 40 wireless providers throughout North America. On an annual basis, RANGER® processes approximately 14 million calls with an infrastructure capable of handling millions more. RANGER® also manages an online portal which allows carriers access to their monthly statements and reporting on call volume to and from their company.

As a provider of Internet Protocol Television (IPTV), Internet and VoIP services, T² Communications delivers leading-edge technology to residential and business customers in Michigan. Offerings include: phone lines, Internet connections, 275 all-digital television stations, colocation, long distance and toll-free services. T² is a Competitive Local Exchange Carrier (CLEC) that manages its own Fiber to the Premise (FTTP) network with a 10 gigabit backbone and up to 1 gigabit per second connections to end users.

Visitatel holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes. Serving service providers, WMCLS offers telecommunications equipment storage and leasing.

The Company’s year-end is April 30th.

2. Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles (“GAAP”) in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Receivables

Accounts receivable include uncollateralized customer obligations due under normal trade terms requiring payment within 30-60 days from invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected resulting from past due amounts from customers. The allowance for doubtful accounts was $69,201 as of April 30, 2009.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

Selling, General and Administrative Expenses

Enversa receives administrative support from its former parent company, Internet University, Inc. (“Internet University”). Included in such administrative support are human resources, accounting, information technology and facilities services. Enversa operates from office space provided by Internet University and utilizes furniture and equipment provided by Internet University in such office space. The costs of such services have been billed to Cornerworld and are reflected in the income statements in the total amount of $264,796 for the year ended April 30, 2009. Management believes that the amounts recorded for these operating and administrative expenses are indicative of the actual costs and would not have been materially different had Enversa been operated on a standalone basis.

Additionally, all of Enversa’s staff is leased to Enversa through an agreement between Cornerworld, Enversa, and Internet University, Inc. Enversa employees are paid under the federal employer identification number and are included in the employee benefit programs, such as life, health and disability insurance and 401(k) of a subsidiary of Internet University. The selling, general and administrative expenses on the income statement reflects a total of $492,885 of actual salaries for Enversa staff personnel during the year ended April 30, 2009, as well as an allocation of payroll taxes and employee benefits calculated at 15% of salary.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.

At Enversa, revenue is recognized along with the related cost of revenue as leads are delivered. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Amounts billed to clients in advance of delivery of leads are classified under current liabilities as deferred revenue.

For Woodland, the majority of revenue is derived from month-to-month, bundled service contracts for the phone, television and internet services used by each customer. Revenue is recognized as the services are provided.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

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

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at April 30, 2009.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges have been recorded as of April 30, 2009. Although management believes that there is no impairment in the carrying value of its website development, the Company has not yet recognized any revenue for this asset, and uncertainties exist with respect to future revenue, if any. Therefore, a contingency exists with respect to this matter, the ultimate resolution of which cannot be determined. Management does not believe the Goodwill, patent and identifiable intangible assets associated with it recent acquisitions are impaired.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CornerWorld Corporation and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Stock-Based Compensation

Effective August 17, 2007, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123R) upon its implementation of the two stock-based compensation plans. SFAS No. 123(R) requires the recognition of stock-based compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R) and estimates their fair value based on using the Black-Scholes option pricing model.

The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options. See also Note 9 Stock Based Compensation, for more details.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

Concentrations of cash and cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At April 30, 2009, the Company had $63,262 in excess of that which is insured by a Federal Government agency.

Concentration of credit risk

Credit is extended based on an evaluation of the customer’s financial condition, and the Company does not require collateral. Write-offs of accounts receivable have historically been nominal. Approximately 15.8% of total revenue was derived from the Company’s largest customer during the year ended April 30, 2009, respectively. The Company had no such concentrations for the year ended April 30, 2008.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Issuance of Stock for Non-Cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and have been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the issued shares for illiquidity and restrictions on resale.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3. Acquisitions

Acquisition of Leadstream

On August 27, 2008, Leadstream LLC merged with and into Enversa. The results of Leadstream’s operations have been included in the consolidated financial statements since that date. This business combination was accounted for as a purchase of Leadstream by Cornerworld Corporation in accordance with Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). The aggregate purchase price was $1,662,000 which was comprised of $1,500,000 in promissory notes, and 3,600,000 shares of common stock valued at $162,000. Because the Company’s common stock is so thinly traded, the value of the 3,600,000 common shares issued was determined based on the Company’s estimated enterprise value as of August 27, 2008.

The following table summarizes the carrying values of the assets acquired and liabilities assumed at the date of acquisition.

At August 27, 2008
Current assets	$724,704
Property, plant and equipment	25,698
Intangible assets	1,000,000
Total assets acquired	1,750,402
Total liabilities assumed	643,388
Net assets acquired	$1,107,014

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

The $1,000,000 of intangible assets relates to customer lists that have an expected useful life of three years. The excess of the purchase price over the tangible net assets and identifiable intangible assets was allocated to Goodwill. Accordingly, the Company recorded $554,987 in Goodwill as a result of the Enversa acquisition.

Woodland Acquisition

On February 23, 2009, Cornerworld completed the Woodland Acquisition. The results of Woodland’s operations have been included in the consolidated financial statements since that date. This business combination was accounted for as a purchase in accordance with SFAS 141R. The aggregate purchase price was $13,696,300 which was comprised of $1,900,000 in cash, a $3,100,000 Secured Debenture, a $4,200,000 Purchase Money Note, an earn-out of $2,700,000, $300,000 in payables subject to obtaining certain regulatory approvals, 2,750,000 warrants to purchase the Company’s common stock at $0.50 per share, $1,383,800 for warrants to purchase 31,450,000 shares of the Company’s common stock and 2,500,000 shares of the Company’s common stock valued at $112,500. In addition, the Company capitalized fees totaling $513,000 associated with the issuance of the debt raised to pay the $1,900,000 cash consideration to the Woodland seller. Due to the fact that Company’s common stock is so thinly traded, the value of the common shares and warrants issued was determined based on the Company’s estimated enterprise value as of February 23, 2009.

The following table summarizes the carrying values of the assets acquired and liabilities assumed at the date of acquisition.

February 23, 2009
Current assets	$882,647
Property, plant and equipment	1,492, 356
Intangible assets	10,904,792
Total assets acquired	13,279,795
Total liabilities assumed	670,258
Net assets acquired	$12,609,537

The $10,904,792 patent is being amortized over its expected useful life of seven years. The excess of the purchase price over the tangible net assets and identifiable intangible assets was allocated to Goodwill. Accordingly, the Company recorded $1,086,763 in Goodwill as a result of the Woodland acquisition. The Woodland purchase price is expected to be finalized after the Company completes its assessment of the fair values of the fixed assets acquired in this acquisition.

Pro Forma Summary Financial Data

The following un-audited condensed pro forma summary financial data presents our pro forma condensed combined financial information as if we had completed the acquisitions of Leadstream and Enversa at the beginning of the current fiscal year:

Revenue	$11,253,978
Income from operations	(836,202)
Net Income	$(1,553,354)

Basic and diluted earnings per share	$(0.02)
Weighted average shares outstanding	64,318,317

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

4. Property and Equipment

Property and equipment is summarized as follows at April 30:

	2009	2008

Computer equipment	$1,543,276	$56,133
Furniture	41,964	—
Capitalized website development costs	290,096	251,174
Total	1,875,336	307,307
Less: accumulated depreciation and amortization	(329,885)	(55,678)
Property and equipment, net	$1,545,451	$251,629

Depreciation expense for property and equipment for the years ended April 30, 2009 and 2008 was $259,514 and $54,962, respectively.

5. Intangible Assets and Goodwill

Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following at April 30:

	2009	Estimated Useful Life (Years)

Patent	$10,904,792	7
Customer list	1,000,000	3
	11,904,792
Accumulated amortization	(481,862)
	$11,422,930

Amortization expense related to identifiable intangible assets totaled $481,862 for the year ended April 30, 2009. The estimated amortization for the next five years is as follows:

2010	$ 1,891,164
2011	1,891,164
2012	1,668,940
2013	1,557,828
2014	1,557,828

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

The changes in the carrying amount of goodwill for the year ended April 30, 2009 is as follows: (see Note 3 – Acquisitions and Disposals):

Balance as of May 1, 2008	$—
Goodwill acquired during the year ended April 30, 2009	1,641,749
Balance as of April 30, 2009	$1,641,749

6. Debt

	As of April 30,
	2009	2008
Line of Credit
Revolving line of credit with a related party up to $500,000 at an interest rate of 8% per annum. Interest payable monthly; line matures February 10, 2010. See also note 12, Related Party Transactions.	$385,000	$—

Long-term Debt
Note payable to Internet University; payments due quarterly based on the achievement of certain cash flow targets. At April 30, 2009 the interest rate was 4.58%.	$1,500,000	$—
Note payable to IU Investments, LLC, due March 15, 2010. At April 30, 2009 the interest rate was 16.0%.	1,755,000	—
Purchase Money Note Payable, due February 23, 2012. At April 30, 2009 the interest rate was 12.0%. See also note 12, Related Party Transactions.	4,200,000	—
Secured Debenture, due February 23, 2012. At April 30, 2009 the interest rate was 12.0%. See also note 12, Related Party Transactions.	3,100,000	—
Various notes payable to related parties, due February 17, 2010. At April 30, 2009 the interest rate was 16%. See also note 12, Related Party Transactions.	58,333	50,000
Note payable due February 17, 2010. At April 30, 2009 the interest rate was 10%.	30,000	30,000
Total debt	10,643,333	80,000
Less current portion of long-term debt	(2,143,333)	(80,000)
Non-current portion of long-term debt	$8,500,000	$—

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

The notes are collateralized by 100% of the assets of all companies and the notes themselves are all cross-defaulted.

The $1,500,000 notes payable are due to the three prior members of Leadstream. These notes bear an interest rate of 4.58%, and the payment of these notes is governed by the following: within 30 days of the end of each fiscal quarter of Enversa, in which the Enversa EBITDA is greater than $150,000, the note holders shall receive 40% of such EBITDA. The remaining unpaid principal sum and all accrued and unpaid interest thereon shall be due and payable in full on the earliest to occur of: (i) the date on which Marc Blumberg is removed from the board of directors of the Company prior to the payment in full of all such amounts; (ii) the date which is at least 18 months following the date of the Merger on which the Company’s consolidated aggregate EBITDA for the 3 consecutive months preceding such date is less than $500,000; or (iii) the date on which there is a change of control of Enversa or Enversa is merged with or into an affiliate of the Company without the consent of the note holders.

Regarding the various related party notes payable a portion is payable is to our chief executive officer, a portion is payable to a trust for the benefit of our chief executive officer’s mother while the remaining balance is payable is to our chief executive officer’s cousin. The notes and related interest are payable in cash or stock at its fair market value equivalent at the option of the note holders. Each note is collateralized by substantially all of the assets of Cornerworld, Inc., which is outlined in a security agreement. On February 17, 2009, all of these notes were extended twelve months from their original due date in 2009 to 2010. In connection with the extension, the interest rate of each of the notes increased from 10% to 16% and the holders of the notes received a total of 420,000 shares of common stock on February 17th, 2009.

Future minimum principal payments pursuant to the above long term debt and line of credit agreements are as follows:

Year ending April 30
2010	$2,528,333
2011	3,000,000
2012	5,500,000
Total	$11,028,333

7. Leases

The Company leases its facilities under non-cancelable operating lease agreements. The leases expire on various dates through 2012 and provide for minimum monthly rents of approximately $10,833. Rent expense for the year ended April 30, 2009 was approximately $126,391. During the year ended April 30, 2008, the Company used the offices of its Chief Executive Officer for its minimal office facility needs for no consideration

Future minimum lease payments under non-cancelable leases are as follows:

2010	$130,000
2011	130,000
2012	108,322
Total lease payments	$368,322

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

8. Equity

Preferred Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no issued and outstanding preferred shares as of April 30, 2009.

Common Stock

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. As of April 30, 2009, 64,318,317 shares of common stock were issued and outstanding.

On June 30, 2008, the Company’s Chief Executive Officer and his brother contributed to the capital of the company an aggregate of twenty four million shares of Cornerworld Corporation common stock. Our Chief Executive Officer returned 20,100,000 shares of common stock to the treasury leaving him with a total of 15,024,236 shares and his brother returned 3,900,000 shares of common stock to the treasury leaving him with a total of 5,005,015 shares. After this return of common stock to Cornerworld treas ury the company had a total of 43,368,317 shares of common stock outstanding.

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

On February 17, 2009, Cornerworld issued an aggregate of 420,000 shares of Cornerworld common stock to the holders of certain promissory notes issued by its wholly-owned subsidiary, Cornerworld, Inc. (the “Cornerworld, Inc. Promissory Notes”), in connection with amendments extending the maturity of the Cornerworld, Inc. Promissory Notes from 2009 until 2010. The aggregate principal amount of the Cornerworld, Inc. Promissory Notes was $70,000 and the holders include (i) Scott Beck, Cornerworld’s Chief Executive Officer, (ii) a trust for the benefit of Mr. Beck’s mother and (iii) Mr. Beck”s second cousin.

On February 23, 2009, the Company issued an aggregate of 2,500,000 shares of Cornerworld common stock to Mr. Ned Timmer in conjunction with the Woodland acquisition. See also Note 3 to these financial statements for more details with respect to that transaction.

Also, on February 23, 2009 and in conjunction with the Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments, LLC. The Company issued 11,400,000 shares of its common stock to IU Investments, LLC pursuant to this note.

The Company also issued 3,000,000 shares to Internet University, Inc. as consideration for Internet University, Inc.’s extension of the due date of the line of credit payable to them by one calendar year.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

Warrants

The following summarizes the Company’s warrant transactions for the years ended April 30, 2009 and 2008:

	Number of Warrants	Weighted Average Exercise Price Per Share

Outstanding, May 1, 2007	—	$—
Granted	100,000	1.66
Outstanding and exercisable, April 30, 2008	100,000	$1.66
Granted	46,451,000	0.08
Cancelled or Expired	(1,750,000)	0.54
Outstanding, April 30, 2009	44,801,000	$0.08
Exercisable, April 30, 2009	44,801,000	$0.08

Weighted average fair value of warrants granted:
2008	$1.30
2009	$0.07

The following table summarizes information about warrants outstanding as of April 30, 2009:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price
$0.00 - $0.01	31,450,000	$ 0.01
$0.20 - $0.60	13,251,000	$ 0.35
>= $1.66	100,000	$ 1.66

As part of the Woodland Acquisition, the Company issued 34,200,000 warrants to Mr. Ned Timmer, the Woodland seller, an employee and a member of the Board of Directors. One of the warrants allows Mr. Timmer to purchase 31,450,000 shares of the Company’s common stock for consideration of $100. The second warrant allows Mr. Timmer to purchase 2,750,000 shares of the Company’s common stock at $0.50 per share.

The Company issued 5,180,000 warrants to a consultant as consideration for the cancellation of 3,680,000 stock options issued during the year ended April 30, 2008.

In connection with the closing of the Woodland Acquisition, the Company issued 1,321,000 warrants to our Chief Executive Officer to purchase the Company’s common stock at an exercise price of $0.20 per share.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

9. Stock Based Compensation Plans

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

The number of shares outstanding under the Company’s 2007 Incentive Stock Plan as of January 31, 2009 was 1,494,000. During the fiscal quarter ended January 31, 2009, the Company issued to consultants (i) 100,000 incentive stock options with an exercise price of $0.25; (ii) 75,000 stock options with an exercise price of $0.40; and (iii) 425,000 incentive stock options with an exercise price of $0.60.

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

As of April 30, 2009, 450,000 authorized shares under the Company’s 2007 Stock Compensation Plan had been granted. On November 21, 2008, the Company cancelled 3,680,000 options with an exercise price of $1.10 which had been issued to Crystal Blue Consulting on August 17, 2007. In addition, the Company issued 130,000 options with an exercise price of $0.20 to consultants.

Non-Qualified Options Agreement

During the fiscal quarter ended October 31, 2008, the Company issued 750,000 options with an exercise price of $0.60 to consultants, pursuant to the non-qualified options agreement dated August 27, 2008.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	April 30, 2009
	Shares Reserved for Grant	Awards Available for Grant
Incentive Stock Plan	4,000,000	2,506,000
Stock Compensation Plan	4,000,000	2,800,000
	8,000,000	5,306,000

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

The Company issues awards to employees, qualified consultants and directors that generally vest over time based solely on continued employment or service during the related vesting period and are exercisable over a five to ten year service period.. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS No. 123(R) is derived using the simplified method as defined in the SEC’s SAB No. 107, Implementation of FASB 123R. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	For the Year Ended April 30		For the period September 1 2006 through April 30,
	2009	2008	2007

Expected term (in years)	5.0	5.0	—
Expected volatility	285.4%	68.0%	—
Risk-free interest rate	2.3%	4.3%	—
Dividend yield	0.0%	0.0%	—

A summary of activity under the Stock Plans and changes during the years ended April 30, 2009 and 2008 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2007	—	$0.00
Granted	4,509,000	1.14
Cancelled/forfeited	—	—
Exercised	—	0.00		$—
Outstanding at April 30, 2008	4,509,000	$1.14	4.33	$—
Granted	2,320,000	0.43
Cancelled/forfeited	(4,135,000)	1.04
Exercised	—	—
Outstanding at April 30, 2009	2,694,000	$0.67	4.25	$0.00
Options vested and expected to vest*	401,654	$1.02	3.81	$0.00
Options exercisable at end of period	401,654	$1.02	3.81	$0.00

* Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

As of April 30, 2009 and 2008, the Company recognized $379,916 and $48,215 of stock-based compensation expense, respectively. As of April 30, 2009 and 2008, there was $1,178,576 and $3,403,565, respectively, of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 4.25 weighted average years.

10. Commitments and Contingencies

Litigation

The Company is occasionally involved in litigation matters relating to claims arising from the ordinary course of business. The Company’s management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition.

Employment Agreements

The Company has an employment contract with its Chairmen of the Board of Directors who also serves as the Chief Executive Officer. The contract provides for an annual salary of $250,000 and includes certain bonus provisions based on the company achieving certain earnings thresholds. This agreement expires in 2011. The agreement contains certain severance payments, upon termination of employment (except for cause), as defined.

The Company has an employment contract with Mr. Ned Timmer, the seller of Woodland, an employee and a member of the Board of Directors. The contract provides for an annual salary of $50,000 and expires February 23. 2011. The agreement contains certain severance payments, upon termination of employment (except for cause), as defined.

The Company has an employment contract with its Chief Marketing Officer. The contract provides for an annual salary of $200,000 and includes certain bonus provisions based on Enversa achieving certain earnings thresholds. This agreement expires in 2010. The agreement contains certain severance payments, upon termination of employment (except for cause), as defined.

Consulting Agreements

The Company has entered into a variety of consulting agreements for services to be provided to the Company in the ordinary course of business. These agreements call for option grants and/or common share issuances and various payments upon performance of services and/or termination of the agreements (except for cause).

Woodland Earnout

As detailed in Note 1, on February 23, 2009, Cornerworld completed the Woodland Acquisition. Among other consideration tendered, the Company accrued an earn-out payable to Mr .Ned Timmer, the Woodland seller, totaling $2,700,000. The earn-out was computed based on an estimated $675,000 payable to Mr. Timmer annually over each of the next 4 fiscal years and assumes Woodland achieves certain operating results. Actual payouts could differ from this estimate.

T-2 Group Accrual

As detailed in Note 1, on February 23, 2009, Cornerworld completed the Woodland Acquisition. As part of the Unit Purchase Agreement, the Company agreed to acquire certain operating assets and liabilities of the T-2 Group after receiving regulatory approval for the purchase of these assets. The Company has accrued $300,000 pursuant to the Unit Purchase Agreement for this contingency.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

11. Segment Reporting

The Company operates in three integrated business segments: (i) direct marketing services, (ii) communications services and (iii) on-line media networks:

	For the Year Ended April 30
	2009	2008
Net sales:
Direct Marketing Services	$2,384,302	$—
Communications Services	1,556,370	—
On-line Media Networks	—	—
Total segment net sales	$3,940,672	$—
Operating loss:
Direct Marketing Services	$(200,689)	$—
Communications Services	452	—
On-line Media Networks	(2,352,751)	(4,968,077)
Total segment operating loss	$(2,552,988)	$(4,968,077)
Depreciation and amortization included in operating income:
Direct Marketing Services	$231,824	$—
Communications Services	404,867	—
On-line Media Networks	155,130	—
Total segment depreciation and amortization	$791,821	$—
Intangible assets:
Direct Marketing Services	$777,776	$—
Communications Services	10,645,154	—
On-line Media Networks	—	—
Total segment identifiable assets	$11,422,930	$—
Goodwill:
Direct Marketing Services	$—	$—
Communications Services	1,086,763	—
On-line Media Networks	554,986	—
Total segment identifiable assets	$1,641,749	$—
Total assets:
Direct Marketing Services	$2,059,914	$—
Communications Services	10,907,407	—
On-line Media Networks	4,659,774	298,293
Total segment identifiable assets	$17,627,095	$298,293

There were no intersegment sales. Operating income is defined as third party sales less operating expenses. All of the Company’s business activities are conducted within the United States geographic boundaries.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

12. Related Party Transactions

During a portion of the year ended April 30, 2009, the Company used the offices of its Chief Executive Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Enversa receives administrative support from Internet University, Inc., which was one of the three former members of Leadstream. Included in such administrative support are human resources, accounting, IT and facilities services.

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was originally intended to expire on February 23, 2009. On February 23, 2009, Enversa and Internet University entered into an amendment to the line of credit, which extended the maturity date until February 22, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in Cornerworld’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that Cornerworld and Enversa receives or is at any time entitled to receive. There was an outstanding balance of $125,000 under the line of credit at January 31, 2009.

As previously noted, on February 23, 2009, the Company completed the Woodland Acquisition. Pursuant to the acquisition, the Company issued debt and equity securities to Mr. Ned Timmer who became a member of the Board of Directors and the President of the Company’s Woodland division. Mr. Timmer is the holder of the Company’s $4,200,000 secured debenture as well as a holder of the Company’s $3,100,000 purchase money note. The Company recognized interest expenses payable to Mr. Timmer totaling approximately $160,000 on these two facilities during the year ended April 30, 2009.

The Company issued 420,000 shares of its common stock to our chief executive officer, a trust for the benefit of our chief executive officer’s mother and to our chief executive officer’s cousin in connection with their agreement to extend the term on certain notes payable.

In connection with the closing of the Woodland Acquisition, the Company issued 1,321,000 warrants to our Chief Executive Officer to purchase the Company’s common stock at an exercise price of $0.20 per share.

As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc. A member of the Company’s Board of Directors as well as one of the selling partners of Enversa is the president of Internet University, Inc. The Company recorded interest of $46,301 on this facility during the year ended April 30, 2009.

As part of the Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. A member of the Company’s Board of Directors as well as one of the selling partners of Enversa is an employee of the parent of IU Investments LLC. The Company recorded interest of $42,476 on this facility during the year ended April 30, 2009.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2009

13. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards SFAS 109, “SFAS 109.” Due to continued losses from operations since the inception of the Company, no provision for income taxes has been made in these financial statements.

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ended	Estimated NOL Carry forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
April 30, 2008	$(4,976,093)	2028	$1,443,067	$(1,443,067)	$—
April 30, 2009	$(2,563,488)	2029	$743,411	$(743,411)	$—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(29%)
Deferred income tax valuation allowance	29%
Actual tax rate	0%

14. Subsequent Events

On July 23, 2009, the Company issued an additional 31,450,000 shares of its common stock in connection with the exercise of a warrant that was issued to Ned Timmer.