Form 10-Q
period 2009-07-31
Cornerworld Corp
filed 2009-09-14
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-128614

CORNERWORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State of incorporation)	(I.R.S. Employer Identification No.)

12404 Park Central Drive, Suite 400

Dallas, Texas 75251

(Address of principal executive offices)

(214) 224-1081

(Issuer’s telephone number including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes              No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer               Accelerated filer               Non-accelerated filer               Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes              No     X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of September 9, 2009 was 95,768,317.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of July 31, 2009 and April 30, 2009	1

	Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 2009 and 2008	2

	Condensed Consolidated Statement of changes in stockholders’ equity for the Three Months Ended July 31, 2009	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2009 and 2008	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3	Quantitative and Qualitative Disclosure about Market Risk	18

4T	Controls and Procedures	18

	PART II. OTHER INFORMATION

1	Legal Proceedings	19

1A	Risk Factors	19

2	Unregistered Sales of Equity Securities and Use of Proceeds	19

3	Defaults Upon Senior Securities	19

4	Submission of Matters to a Vote of Security Holders	19

5	Other Information	19

6	Exhibits	19

	Signatures	20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	July 31, 2009	April 30, 2009
	(unaudited)	(audited)
Assets
Current assets:
Cash	$134,545	$601,743
Accounts receivable, net	2,080,537	1,688,211
Prepaid expenses and other current assets	450,103	705,230
Total current assets	2,665,185	2,995,184

Property and equipment, net	1,397,148	1,545,451
Goodwill	1,760,687	1,641,749
Patent	10,255,697	10,645,154
Intangibles, net	694,968	777,776
Other assets	131,851	21,781
TOTAL ASSETS	$16,905,536	$17,627,095

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,790,231	$2,598,727
Accrued expenses	601,410	235,005
Line of credit	340,000	385,000
Notes payable, current portion	—	30,000
Notes payable related parties, current portion	1,661,667	2,113,333
Deferred revenue	296,667	235,000
Other current liabilities	1,022,642	1,488,406
Total current liabilities	6,712,617	7,085,471
Long-term liabilities:
Notes payable related parties, net of current portion	8,410,765	8,500,000
Other liabilities	2,025,000	2,025,000
Total liabilities	17,148,382	17,610,471

Commitments and Contingencies

Stockholders’ equity (deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 95,768,317 and 64,318,317 shares issued and outstanding, at July 31, 2009 and April 30, 2009, respectively	95,768	64,318
Additional paid-in capital	7,563,603	7,519,968
Retained earnings (accumulated deficit)	(7,902,217)	(7,567,662)
Total stockholders’ equity (deficit)	(242,846)	16,624
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,905,536	$17,627,095

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended July 31,
	2009		2008

Sales, net		$2,862,564		$—

Costs of goods sold		856,621		—

Gross profit		2,005,943		—

Expenses:
Selling, general and administrative expenses		1,061,998		115,560
Depreciation and amortization		649,005		—
Total Operating expenses		1,711,003		115,560
Operating income (loss)		294,940		(115,560)

Other income (expense), net:
Interest expense		(619,162)		—
Other income (expense), net		(10,333)		7,989
Total other expense, net		(629,495)		7,989
Loss before income taxes		(334,555)		(107,571)
Income taxes		—		—
Net loss		$(334,555)		$(107,571)

Basic and diluted loss per share	$	Nil	$	Nil

Basic and diluted weighted average number shares outstanding		67,053,100		58,498,752

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2009	64,318,317	$64,318	$7,519,968	$(7,567,662)	$16,624
Exercise of warrants associated with Woodland acquisition	31,450,000	31,450	(31,350)	—	100
Stock-based compensation expense	—	—	74,985	—	74,985
Net loss	—	—	—	(334,555)	(334,555)
Balance, July 31, 2009	95,768,317	$95,768	$7,563,603	$(7,902,217)	$(242,846)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months ended July 31,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(334,555)	$(107,571)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	649,005	25,526
Provision for doubtful accounts	15,000	—
Stock-based compensation	74,985	29,120
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(407,326)	—
Prepaid expenses and other current assets	255,127	(5,066)
Goodwill	(118,938)	—
Other assets	(110,070)	—
Accounts payable	191,504	78,012
Accrued expenses	366,405	(57,120)
Deferred revenue	61,667	—
Other liabilities	(465,764)	—
Net cash provided by (used in) operating activities	177,040	(37,099)
Cash Flows from Investing Activities
Purchases of property and equipment	(28,437)	—
Capitalized software development	—	(9,000)
Net cash used in investing activities	(28,437)	(9,000)
Cash Flows from Financing Activities
Proceeds from notes payable	—	20,000
Proceeds from exercise of warrants	100	—
Principal payments on related party notes payable	(540,901)	—
Payments on related party line of credit	(45,000)	—
Principal payments on debt	(30,000)	—
Net cash provided by (used in) financing activities	(615,801)	20,000
Net increase (decrease) in cash	(467,198)	(26,099)
Cash at beginning of period	601,743	45,164
Cash at end of period	$134,545	$19,065
Cash paid for:
Interest	$339,000	$449
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Condensed Consolidated Financial Statements

July 31, 2009

(unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements as of July 31, 2009 and for the three months ended July 31, 2009 and 2008 contained in this Quarterly Report (collectively, the Unaudited Interim Condensed Consolidated Financial Statements) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three month period ended July 31, 2009 is not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ equity include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld Corporation consolidated financial statements as of and for the year ended April 30, 2009, as filed with the SEC on Form 10-K.

Organization

Cornerworld Corporation (the “Company”, “Cornerworld”, “we”, “our” or “us”) was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc. Effective May 1, 2007, we changed our name to Cornerworld Corporation.

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

Enversa, a subsidiary of Cornerworld, is a technology-oriented direct response marketing company. Using its proprietary technology, Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa utilizes a pay-for-performance pricing model which is very appealing to clients because it insures that they are billed solely for campaign performance.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

The Company operates several ad networks and a proprietary request for proposal (RFP) technology that highlights promotional offers from a variety of corporate clients.

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

The Company’s year-end is April 30th.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CornerWorld Corporation and its wholly owned subsidiaries and joint ventures. All significant intercompany transactions and balances have been eliminated in consolidation.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

2. Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles (“GAAP”) in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts receivable, recoverability of property and equipment, intangibles and goodwill and valuation of stock-based compensation and deferred tax assets. Actual results could differ from these estimates.

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

Organizational and Start-up Costs

Until August 27, 2008, Cornerworld Corporation was in the development stage. Costs of start-up activities, including organization costs, were expensed as incurred in accordance with SOP 98-5.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges have been recorded as of April 30, 2009. Although management believes that there is no impairment in the carrying value of its website development, the Company has not yet recognized any revenue for this asset, and uncertainties exist with respect to future revenue, if any. Therefore, a contingency exists with respect to this matter, the ultimate resolution of which cannot be determined. Management does not believe the Goodwill, patent and identifiable intangible assets associated with it recent acquisitions are impaired. No impairment charges have been recorded as of July 31, 2009.

Stock-Based Compensation

The Company accounts for awards made under its two stock-based compensation plans pursuant to the fair value provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123R). SFAS 123R requires the recognition of stock-based compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company accounts for stock-based compensation in accordance with SFAS No. 123R and estimates their fair value based on using the Black-Scholes option pricing model.

The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options. See also Note 9 Stock Based Compensation, for more details.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

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

Woodland Acquisition

On February 23, 2009, Cornerworld completed the Woodland Acquisition. The results of Woodland’s operations have been included in the consolidated financial statements since that date. This business combination was accounted for as a purchase in accordance with SFAS 141R. The aggregate purchase price was $13,696,300 which was comprised of $1,900,000 in cash, a $3,100,000 Secured Debenture, a $4,200,000 Purchase Money Note, an earn-out of $2,700,000, $300,000 in payables subject to obtaining certain regulatory approvals, $1,383,800 for warrants to purchase 31,450,000 shares of the Company’s common stock and 2,500,000 shares of the Company’s common stock valued at $112,500. In addition, the Company capitalized fees totaling $513,000 associated with the issuance of the debt raised to pay the $1,900,000 cash consideration to the Woodland seller. Due to the fact that Company’s common stock is so thinly traded, the value of the common shares and warrants issued was determined based on the Company’s estimated enterprise value as of February 23, 2009.

The following table summarizes the carrying values of the assets acquired and liabilities assumed at the date of acquisition.

February 23, 2009
Current assets	$882,647
Property, plant and equipment	1,492,356
Intangible assets	10,904,792
Total assets acquired	13,279,795
Total liabilities assumed	670,258
Net assets acquired	$12,609,537

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

The $10,904,792 patent is being amortized over its expected useful life of seven years. The excess of the purchase price over the tangible net assets and identifiable intangible assets was allocated to Goodwill. Accordingly, the Company recorded $1,086,763 in Goodwill as a result of the Woodland acquisition. In accordance with the Stock Purchase Agreement, during the three months ended July 31, 2009, the Company adjusted the purchase price by recording an additional $118,938 of Goodwill which was in the form of the return of acquisition date cash to Woodland’s previous owner. The Woodland purchase price is expected to be finalized after the Company completes its assessment of the fair values of the fixed assets acquired in this acquisition.

Pro Forma Summary Financial Data

The following un-audited condensed pro forma summary financial data for the three months ended July 31, 2008 presents our pro forma condensed financial information as if we had completed the acquisitions of Leadstream and Enversa at the beginning of the prior fiscal year:

Revenue	$2,263,949
Income from operations	366,575
Net income	$54,100

Basic and diluted loss per share	$0.00
Weighted average shares outstanding	95,768,317

4. Intangible Assets and Goodwill

Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following:

	July 31, 2009	April 30, 2009	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3
	11,904,792	11,904,792
Accumulated amortization	(954,127)	(481,862)
	$10,950,665	$11,422,930

Amortization expense related to identifiable intangible assets totaled $472,265 and $0 for the three months ended July 31, 2009 and 2008, respectively.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

5. Debt

	July 31, 2009	April 30, 2009

Line of Credit
Revolving line of credit with a related party up to $500,000 at an interest rate of 8% per annum. Interest payable monthly; line matures February 22, 2010. See also note 10, Related Party Transactions.	$340,000	$385,000

Long-term Debt
Note payable to Internet University; payments due quarterly based on the achievement of certain cash flow targets. At July 31, 2009 the interest rate was 4.58%.	$1,410,765	$1,500,000
Note payable to IU Investments, LLC, due March 15, 2010. At July 31, 2009 the interest rate was 16.0%.	1,320,000	1,755,000
Purchase Money Note Payable, due February 23, 2012. At July 31, 2009 the interest rate was 12.0%. See also note 10, Related Party Transactions.	4,200,000	4,200,000
Secured Debenture, due February 23, 2012. At July 31, 2009 the interest rate was 12.0%. See also note 12, Related Party Transactions.	3,100,000	3,100,000
Various notes payable to related parties, due February 17, 2010. At July 31, 2009 the interest rate was 16%. See also note 10, Related Party Transactions.	41,667	58,333
Note payable due February 17, 2010. At July 31, 2009 the interest rate was 10%.	—	30,000
Total debt	10,072,432	10,643,333
Less current portion of long-term debt	(1,661,667)	(2,143,333)
Non-current portion of long-term debt	$8,410,765	$8,500,000

The notes are collateralized by 100% of the assets of all companies and the notes themselves are all cross-defaulted.

6. Commitments and Contingencies

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Stock-Based Compensation

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

The Company issued no stock options pursuant to this plan during the three months ended July 31, 2009.

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

The Company issued no stock options pursuant to this plan during the three months ended July 31, 2009.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	July 31, 2009
	Shares Reserved for Grant	Awards Available for Grant
Incentive Stock Plan	4,000,000	2,506,000
Stock Compensation Plan	4,000,000	2,800,000
	8,000,000	5,306,000

The Company issues awards to employees, qualified consultants and directors that generally vest over time based solely on continued employment or service during the related vesting period and are exercisable over a five to ten year service period. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the three month periods Ended July 31
	2009	2008
Expected term (in years)	—	5.0
Expected volatility	—	68.0%
Risk-free interest rate	—	4.3%
Dividend yield	—	0.0%

A summary of activity under the Stock Plans and changes during the period ended July 31, 2009 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2009	2,694,000	$0.67	4.25	$0.00
Cancelled/forfeited	—	—
Exercised	—	—
Outstanding at July 31, 2009	2,694,000	$0.67	4.25	$0.00
Options vested and expected to vest*	537,461	$0.93	3.67	$0.00
Options exercisable at end of period	537,461	$0.93	3.67	$0.00

*	Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.

As of July 31, 2009 and 2008, the Company recognized $74,985 and $29,120 of stock-based compensation expense, respectively. As of July 31, 2009 there was $1,103,590 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 4.0 weighted average years.

9. Business Segments

The following table summarizes selected financial information for each operating segment:

	Direct Marketing Services	Communications Services	On-line Media Networks	Consolidated
Three Months Ended July 31, 2009
Revenue	$982,196	$1,880,368	$—	$2,862,564
Income (loss) from continuing operations before tax	9,303	348,737	(692,595)	(334,555)
Net (loss) income	9,303	348,737	(692,595)	(334,555)
Total assets	2,018,354	13,227,945	1,659,237	16,905,536
Intangibles	694,968	10,255,697	—	10,950,665
Goodwill	—	1,205,701	554,986	1,760,687
Depreciation and amortization	86,934	535,712	26,359	649,005

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

	Direct Marketing Services	Communications Services	On-line Media Networks	Consolidated
Three Months Ended July 31, 2008
Revenue	$—	$—	$—	$—
Income (loss) from continuing operations before tax	—	—	(107,571)	(107,571)
Net (loss) income	—	—	(107,751)	(107,751)
Total assets	—	—	260,734	260,734
Intangibles	—	—	—	—
Goodwill	—	—	—	—
Depreciation and amortization	—	—	—	—

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

10. Related Party Transactions

Enversa receives administrative support from Internet University, Inc., which was one of the three former members of Leadstream. Included in such administrative support are human resources, accounting, IT and facilities services.

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was originally intended to expire on February 23, 2009. On February 23, 2009, Enversa and Internet University entered into an amendment to the line of credit, which extended the maturity date until February 22, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in Cornerworld’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that Cornerworld and Enversa receives or is at any time entitled to receive. There was an outstanding balance of $340,000 under the line of credit at July 31, 2009.

As previously noted, on February 23, 2009, the Company completed the Woodland Acquisition. Pursuant to the acquisition, the Company issued debt and equity securities to Mr. Ned Timmer who became a member of the Board of Directors and the President of the Company’s Woodland division. Mr. Timmer is the holder of the Company’s $4,200,000 secured debenture as well as a holder of the Company’s $3,100,000 purchase money note. The Company recognized and paid interest expenses to Mr. Timmer totaling approximately $216,000 on these two facilities during the three month period ended July 31, 2009.

As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc. A member of the Company’s Board of Director as well as one of the selling partners of Enversa is the president of Internet University, Inc. The Company paid $89,235 of principal on this note and recorded interest of $25,394 on this facility during the three month period ended July 31, 2009.

As part of the Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. A member of the Company’s Board of Director as well as one of the selling partners of Enversa is an employee of the parent of IU Investments LLC. The Company paid $345,000 of principal on this note and recorded interest of $219,000 on this facility during the three month period ended July 31, 2009.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Bank Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this report are forward looking. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Furthermore, except as required by law, we do not undertake any obligation to update forward-looking statements made herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CornerWorld Corporation (hereinafter referred to as “Cornerworld,” the “Company,” “we,” “our,” or “us”) is a marketing and technology services company building services for the increased accessibility of content across mobile, television and Internet platforms. Our key asset is a patented 611 Roaming Service™ from RANGER Wireless Solutions®, which generates revenue by processing over 14 million calls per year from wireless customers and seamlessly connecting them to their service provider.

Quarter ended July 31, 2009 Highlights:

•	We initiated negotiations with a lender to begin the process of refinancing a portion of our debt and to increase our lines of credit.
•	We completed the integration of our two acquisitions via centralization of the accounting, treasury and human resources functions.
•	We began to leverage the benefits of our centralized accounting platform.

Service Offerings

The Company’s business consists of three integrated service offerings: (i) direct marketing services, (ii) communication services and (iii) on-line media networks. See also Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements – Business Segments for additional segment information.

Critical Accounting Policies

In preparing our unaudited condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income from operations, and net income, as well as on the value of certain assets on our condensed consolidated balance sheets. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include allowance for doubtful accounts, recoverability of long-lived assets (including goodwill), revenue recognition, and stock-based compensation. See Note 2 – Summary of Significant Accounting Policies – of the Notes to the unaudited condensed consolidated financial statements included in this report for further discussion of our accounting policies.

Organizational and Start-up Costs

Until August 27, 2008, CornerWorld was in the development stage. Costs of start-up activities, including organizations costs, were expensed as incurred in accordance with SOP 98-5.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company’s primary long-lived assets are Goodwill, a patent, identifiable intangible assets and property and equipment. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred, rather than as of the measurement date. No impairment charges have been recorded as of July 31, 2009.

Stock-Based Compensation

The Company accounts for awards made under its two stock-based compensation plans pursuant to the fair value provisions of Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (SFAS 123R). SFAS 123R requires the recognition of stock-based compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company accounts for stock-based compensation in accordance with SFAS No. 123R and estimates their fair value based on using the Black-Scholes option pricing model.

The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options. See also Note 9 Stock Based Compensation, for more details.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended July 31, 2009 to the three months ended July 31, 2008

Direct marketing services

Our direct marketing services segment consists of our recently acquired Enversa division. As previously noted, Enversa was acquired on August 27, 2008 and this report only includes operating data for that segment for the three months ended July 31, 2009. Accordingly, presentation of an analysis of current years’ results versus prior year operating results would be misleading. Please see Note 3 Acquisitions, in the attached Notes to the unaudited condensed consolidated financial statements for pro-forma financial data for the three months ended July 31, 2008 with respect to this segment.

Communications services

Our communications services segment consists of everything acquired in the Woodland Acquisition. As previously noted, we closed the Woodland Acquisition on February 23, 2009 and this report only includes operating data for that segment only since that date. Accordingly, presentation of an analysis of current years’ results versus prior year operating results would be misleading. Please see Note 3 Acquisitions, in the attached financial statements for pro-forma financial data with respect to this segment.

On-line media networks

Our online media networks segment consists of the CornerWorld, Inc. division as well as expenses generated from our corporate group.

Revenues, Cost of Sales and Gross profit:

Our on-line media networks segment had no revenue or gross profit for the quarter ended July 31, 2009 or for the quarter ended July 31, 2008. These results are consistent with the fact that this segment continues to be a development stage entity and we are in the process of building our infrastructure.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) costs totaled $291,433 for the quarter ended July 31, 2009 versus $115,560 for the corresponding period in the prior year. The increase of $175,873 is primarily due to the fact that we continued to develop our operations. SG&A expenses for this segment also include all costs associated with corporate overhead, including accounting, legal, corporate governance and other related costs involved in being a publicly traded company.

Liquidity and Capital Resources

As of July 31, 2009, we had a working capital deficit of approximately $4,047,432 and cash of $134,545. Our working capital deficit is primarily related to the short-term nature of selected tranches of the debt we issued to finance our acquisitions. Though we expect that we will refinance a substantial portion of these short-term obligations, there can be no guarantee that we will do so, We believe the cash flows from our existing operations will be adequate to manage our debt commitments should we be unsuccessful in refinancing our short-term obligations.

Our investing activity for the three months ended July 31, 2009, consisted primarily of 28,437 of capital expenditures.

We presently have a $500,000 line of credit with Internet University, Inc., at July 31, 2009, we had approximately $340,000 outstanding under this credit line, but we no longer have access to the unused portion of this line. We have been making payments as prescribed pursuant to the line of credit agreement. We have no other bank financing or other external sources of liquidity. Due to our brief operating history as a start-up company, our operations have not historically been a source of liquidity. This was the first quarter the Company’s operations generated positive operating cash flow and we expect that trend to continue.

We will need to obtain additional capital in order to expand our operations. We are currently investigating other financial alternatives, including additional equity and/or debt financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that any additional financing will become available to us, and if available, that such financing will be on terms acceptable to us.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We had no of variable rate debt outstanding at July 31, 2009. Accordingly, we had no exposure to interest rate variations.

Item 4T. Controls and Procedures

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

The Company’s management, with the participation of its principal executive officer who at that time was also its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of July 31, 2009. Based on that evaluation, the Company’s chief executive / principal financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness related to a shortage of resources in the accounting department.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 31,450,000 shares of its common stock during the three months ended July 31, 2009 pursuant to the exercise on July 23, 2009 of a warrant issued to Ned Timmer in connection with the Woodland Acquistion. The proceeds from this exercise totaled $100. Since the transaction was not a public offering within the meaning of Section 4(2) of the Securities Act, the issuance was deemed exempt from registration.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Numbers	Description	Method of Filing
31.1	Rule 13a-14(a) Certification by our chief executive officer and principal financial officer	(1)
32.1	Section 1350 Certification by our chief executive officer and principal financial officer	(1)

__________

(1)	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERWORLD CORPORATION
Registrant

September 14, 2009	/s/ Scott N. Beck
Scott N. Beck
Chairman, Chief Executive Officer and
Principal Financial Officer