Form 10-Q
period 2009-10-31
Cornerworld Corp
filed 2009-12-21
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2009

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

(214) 224-1081
(Issuer's telephone number including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  __  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer __ Accelerated filer __ Non-accelerated filer __ Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of December 14, 2009 was 95,768,317.

CORNERWORLD CORPORATION

INDEX

Item Number		Page
PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of October 31, 2009 and April 30, 2009	1
	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended October 31, 2009 and 2008	2
	Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended October 31, 2009	3
	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended October 31, 2009 and 2008	4
	Notes to Condensed Consolidated Financial Statements	5
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
3	Quantitative and Qualitative Disclosure about Market Risk	22
4T	Controls and Procedures	22

PART II. OTHER INFORMATION

1	Legal Proceedings	23
2	Unregistered Sales of Equity Securities and Use of Proceeds	23
3	Defaults Upon Senior Securities	23
4	Submission of Matters to a Vote of Security Holders	23
5	Other Information	23
6	Exhibits	24
	Signatures	25

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CornerWorld Corporation
Condensed Consolidated Balance Sheets

	October 31, 2009	April 30, 2009
Assets	(unaudited)	(audited)
Current assets:
Cash	$618,446	$601,743
Accounts receivable, net	1,833,639	1,688,211
Prepaid expenses and other current assets	275,475	705,230
Total current assets	2,727,560	2,995,184

Property and equipment, net	1,262,960	1,545,451
Goodwill	1,760,687	1,641,749
Patent	9,866,240	10,645,154
Intangibles, net	611,108	777,776
Other assets	89,725	21,781
TOTAL ASSETS	$16,318,280	$17,627,095

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,307,090	$2,598,727
Accrued expenses	668,749	235,005
Line of credit	295,000	385,000
Notes payable, current portion	—	30,000
Notes payable related parties, current portion	1,200,000	2,113,333
Deferred revenue	463,300	235,000
Other current liabilities	1,008,133	1,488,406
Total current liabilities	5,942,272	7,085,471
Long-term liabilities:
Notes payable related parties, net of current portion	8,410,765	8,500,000
Other liabilities	2,025,000	2,025,000
Total liabilities	16,378,037	17,610,471

Commitments and Contingencies (Notes 5,6,7 and 9)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 95,768,317 and 64,318,317 shares issued and outstanding, at October 31, 2009 and April 30, 2009, respectively	95,768	64,318
Additional paid-in capital	7,638,217	7,519,968
Retained earnings (accumulated deficit)	(7,793,742)	(7,567,662)
Total stockholders’ equity (deficit)	(59,757)	16,624
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16, 318,280	$17,627,095

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Operations
 (unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2009	2008	2009	2008

Sales, net	$3,010,724	$613,850	$5,873,288	$613,850

Costs of goods sold	732,972	321,164	1,589,593	321,164

Gross profit	2,277,752	292,686	4,283,695	292,686

Expenses:
Selling, general and administrative expenses	1,173,324	459,929	2,235,322	549,963
Depreciation and amortization	624,652	84,398	1,273,657	109,924
Total Operating expenses	1,797,976	544,327	3,508,979	659,887
Operating income (loss)	479,776	(251,641)	774,716	(367,201)

Other income (expense), net:
Interest expense	(371,281)	(27,235)	(990,443)	(29,711)
Other income (expense), net	(20)	8,277	(10,353)	18,742
Total other expense, net	(371,301)	(18,958)	(1,000,796)	(10,969)
Income (loss) before income taxes	108,475	(270,599)	(226,080)	(378,170)
Income taxes	—	—	—	—
Net income (loss)	$108,475	$(270,599)	$(226,080)	$(378,170)

Basic and diluted loss per share	$0.00	$(0.01)	$(0.00)	$(0.01)

Basic and diluted weighted average number shares outstanding	95,768,317	45,911,795	81,410,708	52,205,274

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
 (unaudited)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, April 30, 2009	64,318,317	$64,318	$7,519,968	$(7,567,662)	$16,624
Exercise of warrants associated with Woodland acquisition	31,450,000	31,450	(31,350)	—	100
Stock-based compensation expense	—	—	149,599	—	149,599
Net loss	—	—	—	(226,080)	(226,080)
Balance, October 31, 2009	95,768,317	$95,768	$7,638,217	$(7,793,742)	$(59,757)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	For the Six Months ended October 31,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(226,080)	$(378,170)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,273,657	109,924
Provision for doubtful accounts	30,000	—
Stock-based compensation	149,599	118,889
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(175,428)	12,291
Prepaid expenses and other current assets	426,103	(4,657)
Goodwill	(118,938)	—
Other assets	(64,292)	—
Accounts payable	(291,637)	241,994
Accrued expenses	433,744	82,642
Deferred revenue	228,300	—
Other liabilities	(480,273)	—
Net cash provided by (used in) operating activities	1,184,755	182,913
Cash Flows from Investing Activities
Purchases of property and equipment	(45,584)	(9,000)
Net cash used in investing activities	(45,584)	(9,000)
Cash Flows from Financing Activities
Proceeds from notes payable	—	20,000
Proceeds from exercise of warrants	100	—
Principal payments on related party notes payable	(1,002,568)	—
Payments on related party line of credit	(90,000)	—
Principal payments on debt	(30,000)	—
Net cash provided by financing activities	(1,122,468)	20,000
Net increase (decrease) in cash	16,703	193,913
Cash at beginning of period	601,743	45,164
Cash at end of period	$618,446	$239,077
Cash paid for:
Interest	$659,733	$—
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Notes to Condensed Consolidated Financial Statements
October 31, 2009
 (unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements as of October 31, 2009 and for the three and six month periods ended October 31, 2009 and 2008 contained in this Quarterly Report (collectively, the Unaudited Interim Condensed Consolidated Financial Statements) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented.  The results of operations for the three and six month periods ended October 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements.  In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ equity include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP.  These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld Corporation consolidated financial statements as of and for the year ended April 30, 2009, as filed with the SEC on Form 10-K, and the unaudited interim condensed consolidated financial statements as of and for the period ended July 31, 2009, as filed with the SEC on Form 10-Q.

Organization

CornerWorld Corporation (the “Company”, “CornerWorld”, “we”, “our” or “us”) was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc.. Effective May 1, 2007, we changed our name to CornerWorld Corporation.   The Company’s year end is April 30th.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements -- (Continued)

Enversa is a subsidiary of CornerWorld and is a marketing communications provider. Enversa offers a full menu of services for brand and direct response customer acquisition campaigns, including media buying and planning for online and mobile media. It provides customer relationship marketing and interactive services, as well as customer data collection and analysis tools used for planning and targeting client marketing efforts across a network of partner, representative and owned content sites, including CornerWorld.com. Moreover, Enversa operates several ad networks and a proprietary request for proposal (RFP) technology that highlights promotional offers from a variety of corporate clients. Enversa uses an established media auction technology to deliver significantly more inventory than current market rates. Enversa effectively enables media properties to compete against each other, empowering advertisers to extend their marketing budgets beyond typical marketplace levels through fair and free market competition.

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

RANGER® is a shortcode application service provider to the wireless industry. The core service offered is 611 Roaming Service™, a patented application providing seamless means for connecting wireless subscribers to their home provider, customer service call center while roaming on another provider’s network.  Calls are sent to RANGER® for treatment from nearly 40 wireless providers throughout North America. On an annual basis, RANGER® processes approximately 14 million calls with an infrastructure capable of handling millions more.  RANGER® also manages an online portal which allows carriers access to their monthly statements and reporting on call volume to and from their company.

As a provider of Internet Protocol Television (IPTV), Internet and VoIP services, T² Communications delivers leading-edge technology to residential and business customers in Michigan. Offerings include: phone lines, Internet connections, 275 all-digital television stations, colocation, long distance and toll-free services.  T² Communications is a Competitive Local Exchange Carrier (CLEC) that manages its own Fiber to the Premise (FTTP) network with a 10 gigabit backbone and up to 1 gigabit per second connections to end users.

Visitatel holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes.  Serving service providers, WMCLS offers telecommunications equipment storage and leasing.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CornerWorld and its wholly owned subsidiaries and joint ventures.  All significant intercompany transactions and balances have been eliminated in consolidation.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements -- (Continued)

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

In June, 2009, Financial Accounting Standards Board (the “FASB) established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the SEC and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107 (“SFAS No. 107”), “Disclosures about Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts receivable-related party, accounts payable, accounts payable-related party, accrued liabilities, and notes payable approximate their estimated fair values due to their short-term maturities.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements -- (Continued)

Income Taxes

The Company accounts for income tax in accordance with the Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”)  “Accounting for Income Taxes”. SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired.  No impairment charges have been recorded as of October 31, 2009.

Stock-Based Compensation

The Company accounts for awards made under its two stock-based compensation plans pursuant to the fair value provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123R”) Share-Based Payment. SFAS No. 123R requires the recognition of stock-based compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company accounts for stock-based compensation in accordance with SFAS No. 123R and estimates its fair value based on using the Black-Scholes option pricing model.

The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with SFAS No. 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options.  See also Note 7 Stock Based Compensation, for more details.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements -- (Continued)
3. Acquisitions

Acquisition of Leadstream

On August 27, 2008, Leadstream LLC merged with and into Enversa. The results of Leadstream’s operations have been included in the consolidated financial statements since that date.  This business combination was accounted for as a purchase of Leadstream by CornerWorld in accordance with Statement of Financial Accounting Standards No. 141R (“SFAS No. 141R”), Business Combinations. The aggregate purchase price was $1,662,000 which was comprised of $1,500,000 in promissory notes, and 3,600,000 shares of common stock valued at $162,000. Because the Company’s common stock is so thinly traded, the value of the 3,600,000 common shares issued was determined based on the Company’s estimated enterprise value as of  August 27, 2008.

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

Woodland Acquisition

 On February 23, 2009, CornerWorld completed the Woodland Acquisition. The results of Woodland’s operations have been included in the consolidated financial statements since that date.  This business combination was accounted for as a purchase in accordance with SFAS No. 141R. The aggregate purchase price was $13,696,300 which was comprised of $1,900,000 in cash, a $3,100,000 Secured Debenture, a $4,200,000 Purchase Money Note, an earn-out of $2,700,000, $300,000 in payables subject to obtaining certain regulatory approvals, $1,383,800 for warrants to purchase 31,450,000 shares of the Company’s common stock and 2,500,000 shares of the Company’s common stock valued at $112,500.  In addition, the Company capitalized fees totaling $513,000 associated with the issuance of the debt raised to pay the $1,900,000 cash consideration to the Woodland seller.  Due to the fact that the Company’s common stock is so thinly traded, the value of the common shares and warrants issued was determined based on the Company’s estimated enterprise value as of February 23, 2009.

The following table summarizes the carrying values of the assets acquired and liabilities assumed at the date of acquisition.

At February 23, 2009
Current assets	$882,647
Property, plant and equipment	1,492, 356
Intangible assets	10,904,792
Total assets acquired	13,279,795
Total liabilities assumed	670,258
Net assets acquired	$12,609,537

The $10,904,792 patent is being amortized over its expected useful life of seven years.   The excess of the purchase price over the tangible net assets and identifiable intangible assets was allocated to Goodwill. Accordingly, the Company recorded $1,086,763 in Goodwill as a result of the Woodland acquisition.   In accordance with the Stock Purchase Agreement, during the six months ended October 31, 2009, the Company adjusted the purchase price by recording an additional $118,938 of Goodwill which was in the form of the return of acquisition date cash to Woodland’s previous owner.  The Woodland purchase price is expected to be finalized after the Company completes its assessment of the fair values of the fixed assets acquired in this acquisition.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements -- (Continued)

Pro Forma Summary Financial Data

The following un-audited condensed pro forma summary financial data for the three and six month periods ended October 31, 2009 presents our pro forma condensed financial information as if we had completed the acquisitions of Leadstream and Enversa at the beginning of the prior fiscal year:

	For the Three Months Ended October 31, 2008	For the Six Months Ended October 31, 2008
Revenue	$2,804,985	$5,242,447
Income from operations	555,192	1,201,463
Net income	$283,128	$428,626

Basic and diluted loss per share	$0.00	$0.00
Weighted average shares outstanding	95,768,317	95,768,317

4. Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following:

	October 31, 2009	April 30, 2009	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3
	11,904,792	11,904,792
Accumulated amortization	(1,427,444)	(481,862)
	$10,477,348	$11,422,930

Amortization expense related to identifiable intangible assets totaled $473,317 and $0 for the three month periods ended October 31, 2009 and 2008, respectively, and $945,582 and $0 for the six month periods ended October 31, 2009 and 2008, respectively.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements -- (Continued)

5.  Debt

	October 31, 2009	April 30, 2009

Line of Credit
Revolving line of credit with a related party up to $500,000 at an interest rate of 8% per annum. Interest payable monthly; line matures February 10, 2010. See also note 9, Related Party Transactions.	$295,000	$385,000

Long-term Debt
Note payable to Internet University; payments due quarterly based on the achievement of certain cash flow targets. At October 31 and April 30, 2009 the interest rate was 4.58%.	$1,410,765	$1,500,000
Note payable to IU Investments, LLC, due March 15, 2010. At October 31 and April 30, 2009 the interest rate was 16.0%.	885,000	1,755,000
Purchase Money Note Payable, due February 23, 2012. At October 31 and April 30, 2009 the interest rate was 12.0%. See also note 9, Related Party Transactions.	4,200,000	4,200,000
Secured Debenture, due February 23, 2012. At October 31 and April 30, 2009 the interest rate was 12.0%. See also note 9, Related Party Transactions.	3,100,000	3,100,000
Various notes payable to related parties, due February 17, 2010. At October 31 and April 30, 2009 the interest rate was 16%. See also note 9, Related Party Transactions.	15,000	58,333
Note payable due February 17, 2010. At October 31 and April 30, 2009 the interest rate was 10%.	—	30,000
Total debt	9,610,765	10,643,333
Less current portion of long-term debt	(1,200,000)	(2,143,333)
Non-current portion of long-term debt	$8,410,765	$8,500,000

The notes are collateralized by 100% of the assets of all companies and the notes themselves are all cross-defaulted.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements -- (Continued)

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

T-2 Group Accrual

As detailed in Note 1, on February 23, 2009, CornerWorld completed the Woodland Acquisition.   As part of the Unit Purchase Agreement, the Company agreed to acquire certain operating assets and liabilities of the T-2 Group after receiving regulatory approval for the purchase of these assets.  The Company has accrued $300,000 pursuant to the Unit Purchase Agreement for this contingency which remains outstanding pending regulatory approval.

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

The Company issued 250,000 stock options to their Chief Financial Officer during the three months ended October 31, 2009 pursuant to this plan.

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

The Company issued no stock options pursuant to this plan during the six months ended October 31, 2009.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	October 31, 2009
	Shares Reserved for Grant	Awards Available for Grant
Incentive Stock Plan	4,000,000	2,256,000
Stock Compensation Plan	4,000,000	2,800,000
	8,000,000	5,056,000

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements -- (Continued)

The Company issues awards to employees, qualified consultants and directors that generally vest over time based solely on continued employment or service during the related vesting period and are exercisable over a five to ten year service period. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS No. 123R is derived using the simplified method as defined in the SEC’s SAB No. 107, Implementation of FASB 123R. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	For the three month periods Ended October 31		For the six month periods Ended October 31
	2009	2008	2009	2008
Expected term (in years)	5.0	5.0	5.0	5.0
Expected volatility	99.1%	240.0%	99.1%	240.0%
Risk-free interest rate	2.3%	3.0%	2.3%	3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%

A summary of activity under the Stock Plans and changes during the period ended October 31, 2009 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2009	2,694,000	$0.67	4.25	$0.00
Issued	250,000	$0.20	5.00	$0.00
Cancelled/forfeited	—	—
Exercised	—	—
Outstanding at October 31, 2009	2,944,000	$0.63	3.85	$0.00
Options vested and expected to vest*	679,157	$0.87	3.50	$0.00
Options exercisable at end of period	679,157	$0.87	3.50	$0.00

* Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.

For the three month periods ended October 31, 2009 and 2008, the Company recognized $74,614 and $89,769 of stock-based compensation expense, respectively, and for the six month periods ended October 31, 2009 and 2008, the Company recognized $149,599 and $118,889 of stock-based compensation expense, respectively.   As of October 31, 2009 there was $1,036,905 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.85 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements -- (Continued)
8. Business Segments

The following table summarizes selected financial information for each operating segment:

Three Months Ended October 31, 2009	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated
Revenue	$1,041,913	$1,968,811	$—	$3,010,724
Income (loss) from continuing operations before tax	80,183	547,558	(519,266)	108,475
Net (loss) income	80,183	547,558	(519,266)	108,475
Total assets	1,999,807	13,669,084	649,389	16,318,280
Intangibles	611,108	9,866,240	—	10,477,348
Goodwill	—	1,205,701	554,986	1,760,687
Depreciation and amortization	88,134	506,507	30,011	624,652

Three Months Ended October 31, 2008	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated
Revenue	$613,850	$—	$—	$613,850
Loss from continuing operations before tax	(64,063)	—	(206,536)	(270,599)
Net (loss) income	(64,063)	—	(206,536)	(270,599)
Total assets	1,882,091	—	3,488,943	5,371,034
Intangibles	944,444	—	—	944,444
Goodwill	—	—	3,236,986	3,236,986
Depreciation and amortization	57,956	—	26,442	84,398

Six Months Ended October 31, 2009	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated
Revenue	$2,024,109	$3,849,179	$—	$5,873,288
Income (loss) from continuing operations before tax	89,486	896,295	(1,211,861)	(226,080)
Net (loss) income	89,486	896,295	(1,211,861)	(226,080)
Total assets	1,999,807	13,669,084	649,389	16,318,280
Intangibles	611,108	9,866,240	—	10,477,348
Goodwill	—	1,205,701	554,986	1,760,687
Depreciation and amortization	175,068	1,042,219	56,370	1,273,657

Six Months Ended October 31, 2008	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated
Revenue	$613,850	$—	$—	$613,850
Income (loss) from continuing operations before tax	(64,063)	—	(314,107)	(378,170)
Net (loss) income	(64,063)	—	(314,107)	(378,170)
Total assets	1,882,091	—	3,488,943	5,371,034
Intangibles	944,444	—	—	944,444
Goodwill	—	—	3,236,986	3,236,986
Depreciation and amortization	57,956	—	51,698	109,924

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements -- (Continued)

There were no intersegment sales.   All of the Company’s business activities are conducted within the United States geographic boundaries.

9. Related Party Transactions

Enversa receives administrative support from Internet University, Inc., which was one of the three former members of Leadstream.   Included in such administrative support are human resources, accounting, IT and facilities services.

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was originally intended to expire on February 23, 2009. On February 23, 2009, Enversa and Internet University entered into an amendment to the line of credit, which extended the maturity date until February 22, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in CornerWorld’s membership interests in Enversa and a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that CornerWorld and Enversa receive or are at any time entitled to receive. The Company paid $90,000 of principal on this note and recorded interest of $13,400 on this facility during the six month period ended October 31, 2009.

As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc.  A member of the Company’s Board of Directors as well as one of the former members of Leadstream is the president of a division of Internet University, Inc.  The Company paid $89,235 of principal on this note and recorded interest of $32,647 on this facility during the six month period ended October 31, 2009, respectively.

As previously noted, on February 23, 2009, the Company completed the Woodland Acquisition.  Pursuant to the acquisition, the Company issued debt and equity securities to Mr. Ned Timmer who became a member of the Board of Directors and the President of the Company’s Woodland division.  Mr. Timmer is the holder of the Company’s $4,200,000 secured debenture as well as the holder of the Company’s $3,100,000 purchase money note.  The Company accrued interest expenses to Mr. Timmer totaling approximately $219,000 and $435,000 on these two facilities during the three and six month periods ended October 31, 2009, respectively; the Company paid approximately $558,000 in cash related to interest due to Mr. Timmer during the six months ended October 31, 2009.

As part of the Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC.  The Company paid $870,000 of principal on this note and recorded interest of $101,733 on this facility during the six month period ended October 31, 2009.

10. Subsequent Events

On December 11, 2009, the Company, received a letter (the “Notice”) from an attorney representing Ned Timmer which alleges certain defaults with respect to that certain Secured Debenture issued by the Company and the Company’s wholly-owned subsidiary, Woodland Holdings, in favor of Mr. Timmer, with a maturity date of February 23, 2012 (the “Debenture”), that certain Purchase Money Note issued by Woodland in favor of Mr. Timmer with a maturity date of February 23, 2012 (the “Note”), and certain related security agreements and collateral perfection agreements (collectively with the Debenture and the Note, the “Seller Loan Documents”).  Each of the Debenture and the Note were issued on February 23, 2009 in connection with the acquisition (the “Acquisition”) of all of the issued and outstanding equity interests of each of (i) Woodland Wireless, (ii) WMCLS, (iii) T2 TV, and (iv) Ranger through Woodland (each of Woodland, Woodland Wireless, WMCLS, T2 TV and Ranger, a “Subsidiary” and together, the “Subsidiaries”).

The obligations under each of the Debenture and the Note are secured by pledge and security agreements, dated as of February 23, 2009, entered into by the Company and its subsidiaries, granting Mr. Timmer a security interest in certain of the assets of the Company and its subsidiaries, including those Subsidiaries listed above.

The Notice alleges continuing, uncured defaults from June 2009 including, among other things, diversion of funds from the Subsidiaries without Mr. Timmer’s approval, the failure to obtain deposit account control agreements and the start-up of a new business under the Company’s Enversa subsidiary.  In addition the Notice alleges additional defaults regarding the Company’s alleged

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements -- (Continued)

failure to obtain the approval of Mr. Timmer for certain capital expenditures.  Under the Debenture, upon the occurrence of an event of default, including in the case of covenant breaches, following the passage of thirty  “Trading Days” (as defined in the Debenture) without cure, the outstanding principal amount of the Debenture, plus accrued but unpaid interest thereon, shall become, at the holder’s election, immediately due and payable.  Commencing after the occurrence of an event of default, the interest rate shall increase to 16% per annum from 12% per annum.  Under the Note, the occurrence of an event of default under the Debenture shall constitute an event of default under the Note.  Upon the occurrence of an event of default under the Note, the payee, at its option, by notice to Woodland, may declare the unpaid principal amount of the Note, plus accrued but unpaid interest thereon, to be immediately due and payable, whereupon such amount shall immediately become due and payable in the event Woodland shall not have cured such event of default within 10 days after receipt of such notice.  As of December 15, 2009, the aggregate amounts outstanding under the Debenture and the Note equaled $4,200,000 and $3,100,000, respectively.  The Notice did not state that Mr. Timmer had elected for the principal and accrued interest under the Debenture or the Note to become due and payable.  Rather, as stated in the Notice, Mr. Timmer exercised his alleged rights as a secured creditor holding a security interest in the outstanding stock of Woodland and Woodland Wireless and as a secured creditor holding a security interest in all of the outstanding membership interests of WMCLS, Ranger and T2 TV, to vote the stock and the membership interests of such Subsidiaries to install new management of the Subsidiaries.  On December 14, 2009, the Company received documents from Mr. Timmer pursuant to which Mr. Timmer purported to appoint new directors and officers of each of the Subsidiaries.

The Company believes that the events described in the Notice do not constitute defaults or if such events do constitute defaults, the Company is entitled to requisite cure periods which Mr. Timmer failed to observe and that Mr. Timmer did not properly exercise his rights or remedies under the Note, the Debenture or applicable Security Agreements.  The Company and Woodland, as applicable, have made all payments of principal and interest required by the terms of each of the Debenture and the Note.  Although no assurances can be given as to the ultimate outcome of this matter, the Company intends to vigorously contest the claims in the Notice and the purported exercise of rights and remedies under the Seller Loan Documents.  In addition, on December 14, 2009 the Company filed an action against Mr. Timmer, Peter Lazor, a member of the Company’s Board of Directors, and certain other parties in the United States District Court for the Western District of Michigan for fraud, breach of contract, breach of fiduciary duty, conversion and other matters and requesting, among other things, injunctive relief and damages.  The Company intends to vigorously pursue this matter.
.

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

Year to date period ended October 31, 2009 Highlights:
•	We earned net income for our second fiscal quarter of the year which represented our first quarterly net income since our recent acquisitions.
•	We continued negotiations with several lenders to begin the process of refinancing a portion of our debt and to increase our lines of credit.
•	We paid down approximately $1.1 million of debt.
•	We completed the integration of our two acquisitions via centralization of the accounting, treasury and human resources functions.
•	We began to leverage the benefits of our centralized accounting platform by closing and consolidating every month and reporting results to our Board of Directors.
•	We hired a Chief Financial Officer and built an internal sales force.

Service Offerings

The Company’s business consists of three integrated service offerings: (i) direct marketing services, (ii) communication services and (iii) on-line media networks. See also Note 8 – Business Segments – of the Notes to the unaudited condensed consolidated financial statements for additional segment information.

Critical Accounting Policies

In preparing our unaudited condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income from operations, and net income, as well as on the value of certain assets on our condensed consolidated balance sheets.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include allowance for doubtful accounts, recoverability of long-lived assets (including goodwill), revenue recognition, stock-based compensation, and deferred taxes.  See Note 2 – Summary of Significant Accounting Policies – to the condensed consolidated financial statements included in this report for further discussion of our accounting policies.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107 (“SFAS No. 107”), “Disclosures about Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts receivable-related party, accounts payable, accounts payable-related party, accrued liabilities, and notes payable approximate their estimated fair values due to their short-term maturities.

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

Income Taxes

The Company accounts for income tax in accordance with the Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”)  “Accounting for Income Taxes”. SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. SFAS No. 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.  Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired.  No impairment charges have been recorded as of October 31, 2009.

Stock-Based Compensation

The Company accounts for awards made under its two stock-based compensation plans pursuant to the fair value provisions of Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123R) “Share-Based Payment.” SFAS No. 123R requires the recognition of stock-based compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company accounts for stock-based compensation in accordance with SFAS No. 123R and estimates its fair value based on using the Black-Scholes option pricing model.

The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with SFAS No. 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options.  See also Note 7 – Stock Based Compensation – of the notes to the unaudited condensed consolidated financial statements, for more details.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended October 31, 2009 to the three months ended October 31, 2008

Direct marketing services

Our direct marketing services segment consists of our Enversa division, which was acquired on August 27, 2008.   Because the acquisition closed in the middle of the three months ended October 31, 2008, presentation of an analysis of the current year’s results versus the prior year’s operating results would be misleading.   Please see Note 3 – Acquisitions – of the notes to the unaudited condensed consolidated financial statements for pro-forma financial data with respect to this segment.

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

Corporate

Our corporate segment consists of the CornerWorld, Inc. division as well as expenses generated from our corporate group.

Revenues, Cost of Sales and Gross profit:

Our on-line media networks segment had no revenue or gross profit for the three months ended October 31, 2009 or for the three months ended October 31, 2008.  These results are consistent with the fact that this segment originated as a development stage entity and we are in the process of building our corporate infrastructure.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses totaled $360,351 for the three months ended October 31, 2009 versus $173,419 for the corresponding period in the prior year.  The increase of $186,932 is primarily due to the fact that we continued to develop our operations and build our corporate infrastructure.  Thus we experienced increased corporate overhead expenses, include stock based compensation, accounting, legal, board of directors and other related costs associated in managing a publicly traded company.

Comparison of the six months ended October 31, 2009 to the six months ended October 31, 2008

Direct marketing services

As noted above, because the acquisition of Enversa closed in the middle of the six months ended October 31, 2008, presentation of an analysis of the current year’s results versus the prior year’s operating results would be misleading.   Please see Note 3 – Acquisitions – of the notes to the unaudited condense consolidated financial statements for pro-forma financial data with respect to this segment.

Communications services

Our communications services segment consists of everything acquired in the Woodland Acquisition.   As previously noted, we closed the Woodland Acquisition on February 23, 2009 and this report only includes operating data for that segment only since that date.  Presentation of an analysis of the current year’s results versus the prior year’s results would be misleading.   Please see Note 3 – Acquisitions – of the notes to the unaudited condense consolidated financial statements for pro-forma financial data with respect to this segment.

Corporate

Revenues, Cost of Sales and Gross profit:

Our on-line media networks segment had no revenue or gross profit for the six month period ended October 31, 2009 or for the six month period ended October 31, 2008.  These results are consistent with the fact that this segment continues to be a development stage entity and we are in the process of building our infrastructure.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses totaled $651,784 for the six month period ended October 31, 2009 versus $328,453 for the corresponding period in the prior year.  The increase of $323,331 is primarily due to the fact that we continued to develop our operations and build our corporate infrastructure.  Thus, we experienced increased corporate overhead expenses include stock-based compensation, accounting, legal, board of directors and other related costs involved in managing a publicly traded company.

Liquidity and Capital Resources

As of October 31, 2009, we had a working capital deficit of approximately $3.2 million and cash of $618,446. Our working capital deficit is primarily related to the short-term nature of selected tranches of the debt we issued to finance our acquisitions and has improved from our April 30, 2009 year end deficit which totaled approximately $4.0 million.  Though we expect that we will refinance a substantial portion of these short-term obligations, there can be no guarantee that we will do so,   We believe the cash flows from our existing operations will be adequate to manage our debt commitments should we be unsuccessful in refinancing our short-term obligations.

Our investing activity for the three months ended October 31, 2009, consisted primarily of $45,584 of capital expenditures.

We presently have a $500,000 line of credit with Internet University, Inc.  At October 31, 2009, we had approximately $295,000 outstanding under this credit line, but we no longer have access to the unused portion of this line.  We have been making payments as prescribed pursuant to the line of credit agreement.  We have no other bank financing or other external sources of liquidity. Due to our brief operating history as a start-up company, our operations have not historically been a source of liquidity. This was the second consecutive quarter that the Company’s operations generated positive operating cash flow and we expect that trend to continue.

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

Effects of Inflation

Inflation has not had any material impact of the Company’s prices, net sales or revenues.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We had no variable rate debt outstanding at October 31, 2009. Accordingly, we had no exposure to interest rate variations.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, with the participation of its chief executive officer  and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of October 31, 2009.  Based on that evaluation, the Company's chief executive and chief financial officers concluded that, as of that date, the Company's disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness.

Management's Remediation Plan

           Management determined that a material weakness existed due to a lack of an adequate number of personnel in the accounting department. Management is in the process of remediating the material weakness identified by hiring a sufficient number of resources to aid in the timeliness of the financial statement close process leading to the correct preparation, review, presentation of and disclosures in our consolidated statements. The Company has hired a chief financial officer to help perform certain accounting functions. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As detailed in Note 10 – Subsequent Events – of the notes to the unaudited condensed consolidated  financial statements, on December 11, 2009, the Company, received a letter from an attorney representing Ned Timmer  which alleges certain defaults with respect to that certain Secured Debenture issued by the Company and the Company’s wholly-owned subsidiary, Woodland Holdings, in favor of Mr. Timmer.  The Company intends to vigorously defend itself with respect to this matter.

In addition, on December 14, 2009 the Company filed an action against Mr. Timmer, Peter Lazor, a member of the Company’s Board of Directors, and certain other parties in the United States District Court for the Western District of Michigan for fraud, breach of contract, breach of fiduciary duty, conversion and other matters and requesting, among other things, injunctive relief and damages.  The Company intends to vigorously pursue this matter.

Please see Note 10 – Subsequent Events – of the notes to the unaudited condensed consolidated financial statements, for more details.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 31,450,000 shares of its common stock during the six months ended October 31, 2009 pursuant to the exercise on July 23, 2009 of a warrant issued to Ned Timmer in connection with the Woodland Acquistion.  The proceeds from this exercise totaled $100.  Since the transaction was not a public offering within the meaning of Section 4(2) of the Securities Act, the issuance was deemed exempt from registration.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other information

We expect that our 2009 annual meeting of shareholders will be held on or about January 28, 2010 and that we will begin mailing proxy materials to shareholdes within the next few weeks.

Item 6.              Exhibits

The following exhibits are filed as part of this report:

Exhibit Numbers	Description	Method of filing
10.1	Employment Agreement between CornerWorld Corporation and Scott N. Beck dated August 22, 2008	(1)
10.2	Warrant issued to Marc Blumberg dated November 21, 2008	(1)
10.3	Warrant issued to Marc Blumberg dated February 23, 2009	(1)
10.4	Warrant issued to Scott N. Beck dated February 23, 2009	(1)
31.1	Rule 13a-14(a) Certification by our chief executive officer	(1)
31.2	Rule 13a-14(a) Certification by our chief financial officer	(1)
32.1	Section 1350 Certification by our chief executive officer	(1)
32.2	Section 1350 Certification by our chief financial officer	(1)
__________

(1)	Filed herewith.

Signatures

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERWORLD CORPORATION
Registrant

December 21, 2009	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer