Form 10-Q
period 2010-01-31
Cornerworld Corp
filed 2010-03-17
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-128614

CORNERWORLD CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State of incorporation)	(I.R.S. Employer Identification No.)

12404 Park Central Drive, Suite 400
Dallas, Texas 75251
(Address of principal executive offices)
(214) 224-1081
(Issuer’s telephone number including area code)

          Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No ___

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer___  Accelerated filer___  Non-accelerated filer___  Smaller reporting company  X

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No  X

          The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of March 16, 2009 was 95,518,317.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):	1

	Condensed Consolidated Balance Sheets as of January 31, 2010 and April 30, 2009

	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended January 31, 2010 and 2009	2

	Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended January 31, 2010	3

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended January 31, 2010 and 2009	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

3	Quantitative and Qualitative Disclosure about Market Risk	22

4T	Controls and Procedures	22

	PART II. OTHER INFORMATION

1	Legal Proceedings	23

1A	Risk Factors	23

2	Unregistered Sales of Equity Securities and Use of Proceeds	23

3	Defaults Upon Senior Securities	23

4	Submission of Matters to a Vote of Security Holders	23

5	Other Information	23

6	Exhibits	24

	Signatures	25

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation
Condensed Consolidated Balance Sheets

	January 31, 2010	April 30, 2009

Assets	(unaudited)	(audited)
Current assets:
Cash	$621,029	$601,743
Accounts receivable, net	2,040,693	1,688,211
Prepaid expenses and other current assets	101,409	705,230

Total current assets	2,763,131	2,995,184

Property and equipment, net	1,118,704	1,545,451
Goodwill	1,790,422	1,641,749
Patent	9,476,783	10,645,154
Intangibles, net	527,774	777,776
Other assets	95,781	21,781

TOTAL ASSETS	$15,772,595	$17,627,095

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,794,346	$2,598,727
Accrued expenses	715,325	235,005
Line of credit	265,000	385,000
Notes payable, current portion	—	30,000
Notes payable related parties, current portion	1,943,333	2,113,333
Deferred revenue	333,210	235,000
Other current liabilities	999,647	1,488,406

Total current liabilities	7,050,861	7,085,471
Long-term liabilities:
Notes payable related parties, net of current portion	7,510,765	8,500,000
Other liabilities	2,025,000	2,025,000

Total liabilities	16,586,626	17,610,471

Commitments and Contingencies (Notes 5,6,7 and 9)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 95,768,317 and 64,318,317 shares issued and outstanding, at January 31, 2010 and April 30, 2009, respectively	95,768	64,318
Additional paid-in capital	7,713,631	7,519,968
Retained earnings (accumulated deficit)	(8,623,430)	(7,567,662)

Total stockholders’ equity (deficit)	(814,031)	16,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15, 772,595	$17,627,095

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,

	2010	2009	2010	2009

Sales, net	$2,811,354	$728,382	$8,684,642	$1,342,232

Costs of goods sold	881,712	492,417	2,471,305	813,581

Gross profit	1,929,642	235,965	6,213,337	528,651

Expenses:
Selling, general and administrative expenses	1,699,653	681,724	3,934,975	1,231,686
Depreciation and amortization	625,774	113,291	1,899,431	223,216

Total Operating expenses	2,325,427	(795,015)	5,834,406	1,454,902

Operating income (loss)	(395,785)	(559,050)	378,931	(926,251)

Other income (expense), net:
Interest expense	(433,900)	(46,659)	(1,424,343)	(76,370)
Other income (expense), net	(3)	4,882	(10,356)	23,624

Total other expense, net	(433,903)	(41,777)	(1,434,699)	(52,746)

Income (loss) before income taxes	(829,688)	(600,827)	(1,055,768)	(978,997)
Income taxes	—	—	—	—

Net income (loss)	$(829,688)	$(600,827)	$(1,055,768)	$(978,997)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average number shares outstanding	95,768,317	46,991,795	86,196,578	50,454,815

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders’

	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2009	64,318,317	$64,318	$7,519,968	$(7,567,662)	$16,624
Exercise of warrants associated with Woodland acquisition	31,450,000	31,450	(31,350)	—	100
Stock-based compensation expense	—	—	225,013	—	225,013
Net loss	—	—	—	(1,055,768)	(1,055,768)

Balance, January 31, 2010	95,768,317	$95,768	$7,713,631	$(8,623,430)	$(814,031)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months ended January 31,

	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$(1,055,768)	$(978,997)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,899,431	223,216
Provision for doubtful accounts	45,000	—
Stock-based compensation	225,013	241,124
Common stock issued for consulting services	—	6,000
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(397,482)	69,740
Prepaid expenses and other current assets	603,821	(6,226)
Goodwill	(148,673)	—
Other assets	(74,000)	—
Accounts payable	195,619	520,242
Accrued expenses	480,320	(126,216)
Deferred revenue	98,210	—
Other liabilities	(488,759)	—

Net cash provided by (used in) operating activities	1,382,732	(51,117)

Cash Flows from Investing Activities
Purchases of property and equipment	(54,311)	(9,000)

Net cash used in investing activities	(54,311)	(9,000)

Cash Flows from Financing Activities
Proceeds from notes payable	—	145,000
Proceeds from exercise of warrants	100	—
Principal payments on related party notes payable	(1,159,235)	—
Payments on related party line of credit	(120,000)	—
Principal payments on debt	(30,000)	—

Net cash provided by financing activities	(1,309,135)	145,000

Net increase (decrease) in cash	19,286	84,883
Cash at beginning of period	601,743	45,164

Cash at end of period	$621,029	$130,047

Cash paid for:
Interest	$975,455	$—
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Notes to Condensed Consolidated Financial Statements
January 31, 2010
(unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

          The unaudited interim condensed consolidated financial statements as of January 31, 2010 and for the three and nine month periods ended January 31, 2010 and 2009 contained in this Quarterly Report (collectively, the Unaudited Interim Condensed Consolidated Financial Statements) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and nine month periods ended January 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.

          The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ equity include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld Corporation consolidated financial statements as of and for the year ended April 30, 2009, as filed with the SEC on Form 10-K, and the unaudited interim condensed consolidated financial statements as of and for the periods ended July 31, 2009 and October 31, 2009 as filed with the SEC on Form 10-Q.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

          On February 23, 2009, CornerWorld completed its acquisition (the “Woodland Acquisition”) of all of the issued and outstanding equity interests of each of Woodland Wireless Solutions, Ltd. (“Woodland Wireless”), West Michigan Co-Location Services, L.L.C. (“WMCLS”) and T2 TV, L.L.C. (“T2 TV”), and forty voting member units of S Squared, LLC, doing business in the state of Michigan as “Ranger Wireless LLC” (“Ranger”), through its newly-formed wholly-owned subsidiary, Woodland Holdings Corp. (“Woodland Holdings”), pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”), dated February 23, 2009 (the “Effective Date”), by and among Woodland Holdings, CornerWorld, Ned B. Timmer and HCC Foundation (“HCC Foundation”). Immediately following the Woodland Acquisition, the forty voting member units of Ranger that were purchased by Woodland Holdings were contributed to Woodland Wireless and all other issued and outstanding voting member units of Ranger remained held by Woodland Wireless.

          As a result, Ranger became a wholly-owned subsidiary of Woodland Wireless. In addition, pursuant to a Unit Purchase Agreement (the “Unit Purchase Agreement”) entered into on the Effective Date among Woodland Holdings, Phone Services and More, L.L.C., doing business as Visitatel (“Visitatel”), T2 Communications, L.L.C. (“T2 Communications”) and Ned B. Timmer, Woodland Holdings agreed to purchase all of the outstanding voting member units of each of Visitatel and T2 Communications, for an aggregate purchase price of $300,000. Final consummation of the transactions contemplated by the Unit Purchase Agreement remains subject to ongoing discussions among the parties.

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

          As a provider of Internet Protocol Television (IPTV), Internet and VoIP services, Tz Communications delivers leading-edge technology to residential and business customers in Michigan. Offerings include: phone lines, Internet connections, 275 all-digital television stations, colocation, long distance and toll-free services. Tz Communications is a Competitive Local Exchange Carrier (CLEC) that manages its own Fiber to the Premise (FTTP) network with a 10 gigabit backbone and up to 1 gigabit per second connections to end users.

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

2. Summary of Significant Accounting Policies

          In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”), the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. All guidance contained in the Codification carries an equal level of authority. The ASC supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the changes in the ASC. The adoption of the ASC did not have a material impact on our condensed consolidated financial statements.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

          This summary of significant accounting policies is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Use of Estimates

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts receivable, recoverability of property and equipment, intangibles and goodwill and valuation of stock-based compensation and deferred tax assets. Actual results could differ from these estimates.

Fair Value of Financial Instruments

          ASC No. 850 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts receivable-related party, accounts payable, accounts payable-related party, accrued liabilities, and notes payable approximate their estimated fair values due to their short-term maturities.

          Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Organizational and Start-up Costs

          Until August 27, 2008, CornerWorld Corporation was in the development stage. Costs of start-up activities, including organization costs, were expensed as incurred.

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

Income Taxes

          The Company accounts for income tax in accordance with ASC No. 740 which requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Long-Lived Assets

          The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired. No impairment charges have been recorded as of January 31, 2010.

Stock-Based Compensation

          The Company accounts for awards made under its two stock-based compensation plans pursuant to the fair value provisions of ASC No. 718. ASC No. 718 requires the recognition of stock-based compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC No. 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company accounts for stock-based compensation in accordance with ASC No. 718 and estimates its fair value based on using the Black-Scholes option pricing model.

          The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with ASC No. 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options. See also Note 7 Stock Based Compensation, for more details.

Recent Accounting Pronouncements

          In April 2009, the FASB issued authoritative disclosure guidance for financial instruments. The guidance requires an entity to provide interim disclosures about the fair value of financial instruments and to include disclosures related to the methods and significant assumptions used in estimating those instruments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

          In April 2009, the FASB issued additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additionally, this guidance requires additional disclosures regarding fair value in interim and annual reports. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

          In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes standards on events that occur after the balance sheet date but prior to the issuance of the financial statements. This guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, it requires disclosure of the date through which subsequent events were evaluated. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were available to be issued.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Reclassifications

          Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3. Acquisitions

Acquisition of Leadstream

          On August 27, 2008, Leadstream LLC merged with and into Enversa. The results of Leadstream’s operations have been included in the consolidated financial statements since that date. This business combination was accounted for as a purchase of Leadstream by CornerWorld in accordance with ASC No. 805, Business Combinations. The aggregate purchase price was $1,662,000 which was comprised of $1,500,000 in promissory notes, and 3,600,000 shares of common stock valued at $162,000. Because the Company’s common stock is so thinly traded, the value of the 3,600,000 common shares issued was determined based on the Company’s estimated enterprise value as of August 27, 2008.

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

Woodland Acquisition

          On February 23, 2009, CornerWorld completed the Woodland Acquisition. The results of Woodland’s operations have been included in the consolidated financial statements since that date. This business combination was accounted for as a purchase in accordance with ASC No. 805. The aggregate purchase price was $13,696,300 which was comprised of $1,900,000 in cash, a $3,100,000 Secured Debenture, a $4,200,000 Purchase Money Note, an earn-out of $2,700,000, $300,000 in payables subject to ongoing discussions among the parties, $1,383,800 for warrants to purchase 31,450,000 shares of the Company’s common stock and 2,500,000 shares of the Company’s common stock valued at $112,500. In addition, the Company capitalized fees totaling $513,000 associated with the issuance of the debt raised to pay the $1,900,000 cash consideration to the Woodland seller. Due to the fact that the Company’s common stock is so thinly traded, the value of the common shares and warrants issued was determined based on the Company’s estimated enterprise value as of February 23, 2009.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

          The $10,904,792 patent is being amortized over its expected useful life of seven years. The excess of the purchase price over the tangible net assets and identifiable intangible assets was allocated to Goodwill. Accordingly, the Company recorded $1,086,763 in Goodwill as a result of the Woodland acquisition. In accordance with the Stock Purchase Agreement, during the nine months ended January 31, 2010, the Company adjusted the purchase price by recording an additional $148,673 of Goodwill which was in the form of the return of acquisition date cash and working capital to Woodland’s previous owner. The Woodland purchase price is expected to be finalized after the Company completes its assessment of the fair values of the fixed assets acquired in this acquisition.

Pro Forma Summary Financial Data

          The following unaudited condensed pro forma summary financial data for the three and nine month periods ended January 31, 2009 presents our pro forma condensed financial information as if we had completed the acquisitions of Woodland and Enversa at the beginning of the prior fiscal year:

	For the Three Months Ended January 31, 2009	For the Nine Months Ended January 31, 2009

Revenue	$2,869,525	$8,111,972
Loss from operations	(1,134,914)	(97,924)
Net loss	$(1,402,464)	$(913,838)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	95,768,317	95,768,317

4. Intangible Assets

          Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following:

	January 31, 2010	April 30, 2009	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3

	11,904,792	11,904,792
Accumulated amortization	(1,900,235)	(481,862)

	$10,004,557	$11,422,930

          Amortization expense related to identifiable intangible assets totaled $472,791 and $83,333 for the three month periods ended January 31, 2010 and 2009, respectively, and $1,418,373 and $138,889 for the nine month periods ended January 31, 2010 and 2009, respectively.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

5. Debt

	January 31, 2010	April 30, 2009

Line of Credit
Revolving line of credit with a related party up to $500,000 at an interest rate of 8% per annum. Interest payable monthly; line matures February 10, 2010.See also note 9, Related Party Transactions.[1]	$265,000	$385,000

Long-term Debt
Note payable to Internet University; payments due quarterly based on the achievement of certain cash flow targets. At January 31, 2010 and April 30, 2009 the interest rate was 4.58%.[2]	$1,410,765	$1,500,000
Note payable to IU Investments, LLC, due March 15, 2010. At January 31, 2010 and April 30, 2009 the interest rate was 16.0%. [3]	740,000	1,755,000
Purchase Money Note Payable, due February 23, 2012. At January 31, 2010 and April 30, 2009 the interest rate was 12.0%. See also note 9, Related Party Transactions.	4,200,000	4,200,000
Secured Debenture, due February 23, 2012. At October 31 and April 30, 2009 the interest rate was 12.0%. See also note 9, Related Party Transactions.	3,100,000	3,100,000
Various notes payable to related parties, due February 17, 2010. At April 30, 2009 the interest rate was 16%.	3,333	58,333
Note payable due February 17, 2010. At April 30, 2009 the interest rate was 10%.	—	30,000

Total debt	9,454,098	10,643,333
Less current portion of long-term debt	(1,943,333)	(2,143,333)

Non-current portion of long-term debt	$7,510,765	$8,500,000

The notes are collateralized by 100% of the assets of all companies and the notes themselves are all cross-defaulted.

[1]The Company is in the process of renegotiating this arrangement with this lender and obtained a waiver for the period from December 1, 2009 through February 28, 2010. Accordingly, the Company was in compliance with the terms of this instrument at January 31, 2010 and the Company was not required to make its December 2009 or January 2010 payments.

[2]The Company is in the process of renegotiating this arrangement with this lender and obtained a waiver for the period from December 1, 2009 through February 28, 2010. Accordingly, the Company was in compliance with the terms of this instrument at January 31, 2010 and the Company was not required to make its October 2009 payments.

[3]The Company is in the process of renegotiating the payment terms of this instrument with this lender and obtained a waiver for the period from December 1, 2009 through February 28, 2010. Accordingly, the Company was in compliance with the terms of this instrument at January 31, 2010 and the Company was not required to make its December 2009 or January 2010 payments.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

6. Commitments and Contingencies

Woodland Earnout

          As detailed in Note 1, on February 23, 2009, CornerWorld completed the Woodland Acquisition. Among other consideration tendered, the Company accrued an earn-out payable to Mr. Ned Timmer, the Woodland seller, totaling $2,700,000. The earn-out was computed based on an estimated $675,000 payable to Mr. Timmer annually over each of the next 4 fiscal years and assumes Woodland achieves certain operating results. Actual payouts could differ from this estimate.

T2 Group Accrual

          As detailed in Note 1, on February 23, 2009, CornerWorld completed the Woodland Acquisition. As part of the Unit Purchase Agreement, the Company agreed to acquire certain operating assets and liabilities of the T-2 Group after receiving regulatory approval for the purchase of these assets. The Company has received regulatory approval for this transaction and has accrued $300,000 pursuant to the Unit Purchase Agreement for this contingency which remains outstanding pending ongoing discussions among the parties.

7. Stock-Based Compensation

Incentive Stock Plan

          On August 17, 2007, the Company’s board of directors adopted and implemented the Company’s 2007 Incentive Stock Plan. Under the Incentive Stock Plan, the Company is authorized to issue 4,000,000 shares of its common stock to the Company’s directors, officers, employees, advisors or consultants.

          Any Incentive Stock Option granted to an employee of the Company shall become exercisable over a period of no longer than 5 years, and no less than 20% of the shares covered thereby shall become exercisable annually. Twenty percent (20%) of shares vest annually beginning on the first anniversary of the grant. The options expire 10 years from the grant date.

          The Company issued 250,000 stock options to their Chief Financial Officer during the nine months ended January 31, 2010 pursuant to this plan.

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

          The Company issued no stock options pursuant to this plan during the nine months ended January 31, 2010.

          A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	January 31, 2010

	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	2,256,000
Stock Compensation Plan	4,000,000	3,120,000

	8,000,000	5,376,000

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

          The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of ASC No. 718 is derived using the simplified method as defined in the SEC’s SAB No. 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	For the three months ended January 31		For the nine months ended January 31

	2010	2009	2010	2009

Expected term (in years)	—	5.0	5.0	5.0
Expected volatility	—	298.0%	99.1%	268.6%
Risk-free interest rate	—	2.0%	2.3%	2.5%
Dividend yield	—	0.0%	0.0%	0.0%

A summary of activity under the Stock Plans and changes during the period ended January 31, 2010 is presented below:

		Weighted-Average

	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2009	2,694,000	$0.67	4.25	$0.00
Issued	250,000	$0.20	5.00	$0.00
Cancelled/forfeited	—	—
Reclassified**	(320,000)	$1.20
Exercised	—	—

Outstanding at January 31, 2010	2,624,000	$0.53	3.72	$0.00

Options vested *	670,111	$0.70	3.49	$0.00

Options exercisable at end of period	670,011	$0.70	3.49	$0.00

* Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been virtually no turnover of employees to whom options were granted. As such, disclosures related to options expected to vest have been excluded until such time as the Company develops a longer operating history.

** Upon review of the instruments, the Company reclassified these options to warrants.

          For the three month periods ended January 31, 2010 and 2009, the Company recognized $75,414 and $122,235 of stock-based compensation expense, respectively, and for the nine month periods ended January 31, 2010 and 2009, the Company recognized $225,013 and $241,124 of stock-based compensation expense, respectively. As of January 31, 2010 there was $701,745 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.31 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

8. Business Segments

          The following table summarizes selected financial information for each operating segment:

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Three Months Ended January 31, 2010
Revenue	$1,246,271	$1,565,083	$—	$2,811,354
Income (loss) from continuing operations before tax	50,931	(216,061)	(664,558)	(829,688)
Net (loss) income	50,931	(216,061)	(664,558)	(829,688)
Total assets	2,323,739	13,432,761	16,095	15,772,595
Intangibles	527,774	9,476,783	—	10,004,557
Goodwill	—	1,235,436	554,986	1,790,422
Depreciation and amortization	85,734	508,407	31,633	625,774

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Three Months Ended January 31, 2009
Revenue	$728,382	$—	$—	$728,382
Loss from continuing operations before tax	(105,804)	—	(495,023)	(600,827)
Net (loss) income	(105,804)	—	(495,023)	(600,827)
Total assets	1,758,247	—	3,334,587	5,092,834
Intangibles	861,111	—	—	861,111
Goodwill	—	—	3,236,986	3,236,986
Depreciation and amortization	86,933	—	26,358	113,291

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Nine Months Ended January 31, 2010
Revenue	$3,270,380	$5,414,262	$—	$8,684,642
Income (loss) from continuing operations before tax	138,417	680,234	(1,874,419)	(1,055,768)
Net (loss) income	138,417	680,234	(1,874,419)	(1,055,768)
Total assets	2,323,739	13,432,761	16,095	15,772,595
Intangibles	527,774	9,476,783	—	10,004,557
Goodwill	—	1,235,436	554,986	1,790,422
Depreciation and amortization	260,802	1,550,626	88,003	1,899,431

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Nine Months Ended January 31, 2009
Revenue	$1,342,232	$—	$—	$1,342,232
Income (loss) from continuing operations before tax	(169,867)	—	(809,130)	(978,997)
Net (loss) income	(169,867	—	(809,130)	(978,997)
Total assets	1,758,247	—	3,334,587	5,092,834
Intangibles	861,111	—	—	861,111
Goodwill	—	—	3,236,986	3,236,986
Depreciation and amortization	144,889	—	78,327	223,216

          There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

9. Related Party Transactions

          Enversa receives administrative support from Internet University, Inc., which was one of the three former members of Leadstream. Included in such administrative support are human resources, accounting, IT and facilities services.

          On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was originally intended to expire on February 23, 2009. On February 23, 2009, Enversa and Internet University entered into an amendment to the line of credit, which extended the maturity date until February 22, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in CornerWorld’s membership interests in Enversa and a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that CornerWorld and Enversa receive or are at any time entitled to receive. The Company paid $120,000 of principal on this note and recorded interest of $18,900 on this facility during the nine month period ended January 31, 2010. The balance of this line of credit totaled $265,000 at January 31, 2010.

          As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc. A member of the Company’s Board of Directors as well as one of the former members of Leadstream is the president of a division of Internet University, Inc. The Company paid $89,235 of principal on this note and recorded interest of $48,221 on this facility during the nine month period ended January 31, 2010. The balance of this note totaled $1,410,765 at January 31, 2010.

          As previously noted, on February 23, 2009, the Company completed the Woodland Acquisition. Pursuant to the acquisition, the Company issued debt and equity securities to Mr. Ned Timmer who became a member of the Board of Directors and the President of the Company’s Woodland division. Mr. Timmer is the holder of the Company’s $4,200,000 secured debenture as well as the holder of the Company’s $3,100,000 purchase money note. The Company accrued interest expenses to Mr. Timmer totaling approximately $219,000 and $657,000, respectively, on these two facilities during the three and nine month periods ended January 31, 2010, respectively; the Company paid approximately $777,000 in cash related to interest due to Mr. Timmer during the nine months ended January 31, 2010.

          As part of the Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. The Company paid $1,015,000 of principal on this note and recorded interest of $131,333 on this facility during the nine month period ended January 31, 2010. The balance of this note totaled $740,000 at January 31, 2010.

          On July 23, 2009, Mr. Timmer exercised his warrant to purchase 31,450,000 shares of the Company’s common stock for $100.

10. Legal Proceedings

          On December 11, 2009, the Company, received a letter (the “Notice”) from an attorney representing Mr. Ned Timmer (“Timmer”) which alleged certain defaults with respect to that certain Secured Debenture issued by the Company and the Company’s wholly-owned subsidiary, Woodland, in favor of Timmer, with a maturity date of February 23, 2012 (the “Debenture”), that certain Purchase Money Note issued by Woodland in favor of Timmer with a maturity date of February 23, 2012 (the “Note”), and certain related security agreements and collateral perfection agreements (collectively with the Debenture and the Note, the “Seller Loan Documents”) all of which were issued in connection with the Woodland Acquisition. Further, on December 14, 2009, the Company received documents from Timmer pursuant to which Timmer purported to appoint new directors and officers of each of the Woodland’s subsidiaries.

          The Company believed that the events described in the Notice did not constitute defaults and, on December 14, 2009 the Company filed an action against Timmer, another member of the Company’s Board of Directors, and certain other parties in the United States District Court for the Western District of Michigan for fraud, breach of contract, breach of fiduciary duty, conversion and other matters and requesting, among other things, injunctive relief and damages.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

          On December 21, 2009, the Company presented its arguments in the United States District Court for the Western District of Michigan. On December 22, 2009, the judge issued an order (the “Order”) in the Company’s favor. The Order denied Timmer’s request for an injunction against the Company and granted the Company’s request for injunction against Timmer. Among other things, the injunction ordered: (1) The actions taken by Timmer on December 10, 2009 to gain corporate control over Woodland are deemed null and void; (2) Timmer shall return to CornerWorld all collateral and/or property belonging to the Company over which he has asserted control, including, but not limited to, the funds contained in bank accounts; and (3) Timmer shall be removed from active management of the Woodland employees, but shall be retained on the Board of Directors of the Company. The Company immediately moved to comply with the Order.

          On December 31, 2009, Timmer filed a motion for reconsideration and the Company immediately responded.

          On January 7, 2010, Timmer’s motion for reconsideration was denied.

Based on available information, including the current status or stage of such proceedings, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from such claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Year to date period ended January 31, 2010 Highlights:

•	We paid down approximately $1.3 million of debt.

•	We completed the integration of our Leadstream Acquisition and our Woodland Acquisition via centralization of the accounting, treasury and human resources functions.

•	We began to leverage the benefits of our centralized accounting platform by closing and consolidating every month and reporting results to our Board of Directors.

•	We hired a Chief Financial Officer, relocated our accounting and HR functions to our corporate offices and built an internal sales force.

          After taking into account unplanned litigation related legal fees totaling $306,223 along with non-cash depreciation & amortization and stock-based compensation expense totaling $225,013 and $1,899,431, respectively, the Company’s pro-forma net income for the nine month period ended January 31, 2010 would have totaled approximately $1,374,899. See the table below for more details. We expect to continue generating positive operating cash flows through the end of our fiscal year.

          We define “pro-forma net income” as net loss after removal of (i) unplanned litigation related legal fees and (ii) non-cash charges, including depreciation and amortization and stock-based compensation. Management believes pro-forma net income provides useful additional information concerning the Company’s potential profitability. However, pro-forma net income is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”). Accordingly, pro-forma net income should not be considered an alternative to net loss as an indicator of operating performance. The table below provides a reconciliation between GAAP net loss and pro-forma net income.

	For the nine month period ended January 31, 2010	Per share data

Net Loss	$(1,055,768)	$(0.01)

Unplanned litigation related legal fees	306,223	0.00

Non-cash charges:
Stock-based compensation	225,013	0.00
Depreciation and amortization	1,899,431	0.01

Total non-recurring charges	2,124,444	0.02

Pro-Forma Net Income	$1,374,899	$0.02

Weighted average common shares outstanding:
Basic and diluted	86,196,578	86,196,578

Service Offerings

          The Company’s business consists of three integrated service offerings: (i) direct marketing services, (ii) communication services and (iii) on-line media networks. See also Note 8 – Business Segments – of the Notes to the unaudited condensed consolidated financial statements for additional segment information.

Critical Accounting Policies

          In preparing our unaudited condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income from operations, and net income, as well as on the value of certain assets on our condensed consolidated balance sheets. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include allowance for doubtful accounts, recoverability of long-lived assets (including goodwill), revenue recognition, stock-based compensation, and deferred taxes. See Note 2 – Summary of Significant Accounting Policies – to the unaudited condensed consolidated financial statements included in this report for further discussion of our accounting policies.

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

Fair Value of Financial Instruments

          ASC No. 850 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts receivable-related party, accounts payable, accounts payable-related party, accrued liabilities, and notes payable approximate their estimated fair values due to their short-term maturities.

          Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Organizational and Start-up Costs

          Until August 27, 2008, CornerWorld was in the development stage. Costs of start-up activities, including organizations costs, were expensed as incurred.

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

Income Taxes

          The Company accounts for income tax in accordance with ASC No. 740 which requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Long-Lived Assets

          The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired. No impairment charges have been recorded as of January 31, 2010.

Stock-Based Compensation

          The Company accounts for awards made under its two stock-based compensation plans pursuant to the fair value provisions of ASC No. 718. ASC No. 718 requires the recognition of stock-based compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC No. 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company accounts for stock-based compensation in accordance with ASC No. 718 and estimates its fair value based on using the Black-Scholes option pricing model.

          The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock- based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with ASC No. 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options. See also Note 7 – Stock Based Compensation – of the notes to the unaudited condensed consolidated financial statements, for more details.

Recent Accounting Pronouncements

          In April 2009, the FASB issued authoritative disclosure guidance for financial instruments. The guidance requires an entity to provide interim disclosures about the fair value of financial instruments and to include disclosures related to the methods and significant assumptions used in estimating those instruments. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

          In April 2009, the FASB issued additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additionally, this guidance requires additional disclosures regarding fair value in interim and annual reports. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

          In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes standards on events that occur after the balance sheet date but prior to the issuance of the financial statements. This guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, it requires disclosure of the date through which subsequent events were evaluated. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were available to be issued.

Results of Operations

Comparison of the three months ended January 31, 2010 to the three months ended January 31, 2009

Direct marketing services

          Our direct marketing services segment consists of our Enversa division, which was acquired on August 27, 2008.

Revenues and Gross profit:

          Our direct marketing segment had revenues totaling $1,246,271 for the three month period ended January 31, 2010 as compared to $728,382 for the three month period ended January 31, 2009. This increase is due to the investment in an internal sales organization at our Enversa division as well as due to the utilization of existing employee base in diverse service areas including mobile, search engine optimization and performance marketing.

          Similarly, gross profit at our direct marketing segment increased for the three months ended January 31, 2010 to $644,529 from $235,965 for the three month period ended January 31, 2009. Gross profit as a percentage of revenue increased from 32.4% to 51.7% due to increased profit margins from our expanded client base and the delivery of high margin services including mobile, search engine optimization and performance marketing.

Selling, General and Administrative

          Selling, general and administrative (“SG&A”) expenses totaled $485,904 for the three months ended January 31, 2010 as compared to $311,530 for the corresponding period in the prior year. The increase of $174,374 is primarily due to the fact that we increased our number of employees when we invested in our internal sales organization which created corresponding increases in rent and utilities. These increases were offset, to some extent, by the reallocation of certain administrative functions as well as a portion of rent and utilities to corporate infrastructure.

Communications services

          Our communications services segment consists of everything that the Company acquired in the Woodland Acquisition. As previously noted, we closed the Woodland Acquisition on February 23, 2009 and this report only includes operating data for that segment since that date. Accordingly, presentation of an analysis of the current year’s operating results versus prior year’s operating results would be misleading. Please see Note 3 Acquisitions, of the notes to the attached unaudited condensed consolidated financial statements for pro-forma financial data with respect to this segment.

Corporate

          Our corporate segment consists of the CornerWorld, Inc. division as well as expenses generated from our corporate group. By its nature, the Corporate group generates no revenues or gross profit.

Selling, General and Administrative

          Selling, general and administrative (“SG&A”) expenses totaled $439,985 for the three months ended January 31, 2010 as compared to $410,394 for the corresponding period in the prior year. The increase of $27,591 is primarily due to the fact that we continued to develop our operations and build our corporate infrastructure. Accordingly, we experienced increased corporate overhead expenses, including stock based compensation, accounting, legal, board of directors and other related costs associated in managing a publicly traded company.

Comparison of the nine months ended January 31, 2010 to the nine months ended January 31, 2009

Direct marketing services

          As noted above, because the acquisition of Enversa closed in the middle of the nine months ended January 31, 2009, presentation of an analysis of the current year’s operating results versus the prior year’s operating results would be misleading. Please see Note 3 – Acquisitions – of the notes to the unaudited condensed consolidated financial statements for pro-forma financial data with respect to this segment.

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

Corporate

Selling, General and Administrative

          Selling, general and administrative (“SG&A”) expenses totaled $1,089,769 for the nine month period ended January 31, 2010 as compared to $920,157 for the corresponding period in the prior year. The increase of $169,612 is primarily due to the fact that we continued to develop our operations and build our corporate infrastructure. Thus, we experienced increased corporate overhead expenses including stock-based compensation, accounting, legal, board of directors and other related costs involved in managing a publicly traded company.

Liquidity and Capital Resources

          As of January 31, 2010, we had a working capital deficit of approximately $4.3 million and cash of $621,029. Our working capital deficit is primarily related to the short-term nature of selected tranches of the debt we issued to finance our acquisitions and has deteriorated slightly from our April 30, 2009 year end deficit which totaled approximately $4.1 million. This deterioration is primarily due to the fact that $1.2 million of long term debt became current during the nine months ended January 31, 2010. Though we expect that we will refinance a substantial portion of these short-term obligations, there can be no guarantee that we will be successful in doing so. We believe the cash flows from our existing operations will be adequate to manage our debt commitments should we be unsuccessful in refinancing our short-term obligations.

          Our investing activity for the three months ended January 31, 2010, consisted primarily of $54,311 of capital expenditures.

          We presently have a $500,000 line of credit with Internet University, Inc. At January 31, 2010, we had approximately $265,000 outstanding under this credit line, but we no longer have access to the unused portion of this line. The Company is in the process of renegotiating this arrangement with this lender and obtained a waiver for the period from December 1, 2009 through February 28, 2010. Accordingly, the Company was in compliance with the terms of this instrument at January 31, 2010 and the Company was not required to make its December 2009 or January 2010 payments. We have no other bank financing or other external sources of liquidity. This was the third consecutive quarter that the Company’s operations generated positive operating cash flow and we expect that trend to continue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We had no variable rate debt outstanding at January 31, 2010. Accordingly, we had no exposure to interest rate variations.

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

          The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of January 31, 2010. Based on that evaluation, the Company’s chief executive and chief financial officers concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness.

Management’s Remediation Plan

          Management determined that a material weakness existed due to a lack of an adequate number of personnel in the accounting department. Management is in the process of remediating the material weakness identified by hiring a sufficient number of people to aid in the timeliness of the financial statement close process leading to the correct preparation, review, presentation of and disclosures in our consolidated statements. The Company has hired a chief financial officer and has replaced selected accounting personnel with more seasoned professionals, including additional certified public accountants, to help perform certain accounting and financial functions. Management believes the foregoing efforts will effectively remediate this material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

          Please see Note 10 – Legal Proceedings – of the notes to the unaudited condensed consolidated financial statements for more details.

Item 1a. Risk Factors

          Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

CORNERWORLD CORPORATION

Registrant

March 17, 2010	/s/ V. Chase McCrea III

V. Chase McCrea III
Chief Financial Officer