Form 10-Q/A
period 2009-07-31
Cornerworld Corp
filed 2010-07-28
CIK 1338242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from_________ to_______

Commission File Number: 333-128614

CORNERWORLD CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State of incorporation)	(I.R.S. Employer Identification No.)

12404 Park Central Drive, Suite 400
Dallas, Texas 75251
(Address of principal executive offices)

(214) 224-1000
(Issuer’s telephone number including area code)

          Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No ____

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X     No ____

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

          Large accelerated filer ___   Accelerated filer ____   Non-accelerated filer ____    Smaller reporting company    X

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____   No    X

          The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of September 9, 2009 was 95,768,317.

Explanatory Note

          The purpose for this Amendment No. 1 (“Amendment No. 1”) to the quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2009 filed by CornerWorld Corporation (the “Company”) on September 14, 2009 (the “Original Filing”) is to restate the financial statements to consolidate the results of an entity that management concluded, because the Company controlled the entity but did not own it, met the definition of a Variable Interest Entity pursuant to the Financial Accounting Standard Board’s Financial Interpretation 46R. In addition, the Company has reclassified a debt payment to interest expense and reversed stock compensation expense related to warrants which had been misclassified as stock options. The revisions necessary for such restatement are reflected in Items 1 and 2 of Part I. However, for the reader’s convenience, the Company has restated the entire quarterly report.

          Other than as directly related to the restatements described above, the disclosures in this Amendment No. 1 continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

          As a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing have been revised, re-executed and re-filed as of the date of this Amendment No. 1.

          The effects of the restatement of the financial statements for the fiscal quarter ended July 31, 2009 were as follows:

	Three Months Ended July 31, 2009

Statement of Operations	Previously Reported	Effect of Restatement	As Restated
Sales	$2,862,564	$52,091	$2,914,655
Cost of sales	856,621	85,235	941,856
Selling general and administrative	1,061,998	(16,927)	1,045,071
Loss before income tax	(334,555)	(69,651)	(404,206)
Net loss	$(334,555)	(69,651)	$(404,206)
Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)

	As of July 31, 2009

Balance Sheet	Previously Reported	Effect of Restatement	As Restated

Cash	$134,545	$12,145	$146,690
Accounts receivable	2,080,537	(1,747)	2,078,790
Other current assets	450,103	1,651	451,754
Total current assets	2,665,185	12,049	2,677,234
Goodwill	1,760,687	(70,508)	1,690,179
Other assets	131,851	(102,535)	29,316
Total assets	16,905,536	(160,994)	16,744,542
Accounts payable	2,790,231	(136,327)	2,653,904
Accrued liabilities	601,410	19,652	621,062
Notes payable – related parties	1,661,667	300,000	1,961,667
Total current liabilities	6,712,617	183,325	6,895,942
Long term debt	8,410,765	(246,566)	8,164,199
Total liabilities	17,148,382	(63,241)	17,085,141
Additional paid-in capital	7,563,603	(28,102)	7,535,501
Retained earnings (deficit)	(7,902,217)	(69,651)	(7,971,868)
Stockholders’ equity	(242,846)	(97,753)	(340,599)
Total liabilities and stockholders’ equity	$16,905,536	$(160,994)	$16,744,542

	Three Months Ended July 31, 2009

Cash Flow Statement	Previously Reported	Effect of Restatement	As Restated

Net income (loss)	$(334,555)	$(69,651)	$(404,206)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	74,985	(28,102)	46,883
Accounts receivable	(407,326)	(1,747)	(405,579)
Prepaid expenses and other current assets	255,127	(1,651)	253,476
Intangibles and other assets	(110,070)	(102,535)	(7,535)
Goodwill	(118,938)	(70,508)	(48,430)
Accounts payable	191,504	(136,327)	55,177
Accrued expenses	366,405	19,652	386,057
Net cash provided by operating activities	177,040	(41,289)	135,751
Payments on related party notes payable	(540,901)	53,434	(487,467)
Net cash used in financing activities	(615,801)	53,434	(562,367)
Net change in cash	(467,198)	12,145	(455,053)
Cash	134,545	12,145	146,690

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of July 31, 2009 and April 30, 2009	1
	Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 2009 and 2008	2
	Condensed Consolidated Statement of changes in stockholders’ equity for the Three Months Ended July 31, 2009	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2009 and 2008	4
	Notes to Condensed Consolidated Financial Statements	5
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
3	Quantitative and Qualitative Disclosure about Market Risk	20
4T	Controls and Procedures	20

	PART II. OTHER INFORMATION

1	Legal Proceedings	21
1A	Risk Factors	21
2	Unregistered Sales of Equity Securities and Use of Proceeds	21
3	Defaults Upon Senior Securities	21
4	Submission of Matters to a Vote of Security Holders	21
5	Other Information	21
6	Exhibits	21

	Signatures	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation
Condensed Consolidated Balance Sheets

	July 31, 2009	April 30, 2009

Assets	(unaudited) (As Restated)	(audited)
Current assets:
Cash	$146,690	$601,743
Accounts receivable, net	2,078,790	1,688,211
Prepaid expenses and other current assets	451,754	705,230

Total current assets	2,677,234	2,995,184

Property and equipment, net	1,397,148	1,545,451
Goodwill	1,690,179	1,641,749
Patent	10,255,697	10,645,154
Intangibles, net	694,968	777,776
Other assets	29,316	21,781

TOTAL ASSETS	$16,744,542	$17,627,095

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,653,904	$2,598,727
Accrued expenses	621,062	235,005
Line of credit	340,000	385,000
Notes payable, current portion	—	30,000
Notes payable related parties, current portion	1,961,667	2,113,333
Deferred revenue	296,667	235,000
Other current liabilities	1,022,642	1,488,406

Total current liabilities	6,895,942	7,085,471
Long-term liabilities:
Notes payable related parties, net of current portion	8,164,199	8,500,000
Other liabilities	2,025,000	2,025,000

Total liabilities	17,085,141	17,610,471

Commitments and Contingencies

Stockholders’ equity (deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 95,768,317 and 64,318,317 shares issued and outstanding, at July 31, 2009 and April 30, 2009, respectively	95,768	64,318
Additional paid-in capital	7,535,501	7,519,968
Retained earnings (accumulated deficit)	(7,971,868)	(7,567,662)

Total stockholders’ equity (deficit)	(340,599)	16,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,744,542	$17,627,095

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended July 31,

	2009	2008

	(As Restated)
Sales, net	$2,914,655		$—

Costs of goods sold	941,856		—

Gross profit	1,972,799		—

Expenses:
Selling, general and administrative expenses	1,045,071		115,560
Depreciation and amortization	649,005		—

Total Operating expenses	1,694,076		115,560

Operating income (loss)	278,723		(115,560)

Other income (expense), net:
Interest expense	(672,596)		—
Other income (expense), net	(10,333)		7,989

Total other expense, net	(682,929)		7,989

Loss before income taxes	(404,206)		(107,571)
Income taxes	—		—

Net loss	$(404,206)		$(107,571)

Basic and diluted loss per share	$(0.01)	$	Nil

Basic and diluted weighted average number shares outstanding	67,053,100		58,498,752

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Shares

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, April 30, 2009	64,318,317	$64,318	$7,519,968	$(7,567,662)	$16,624
Exercise of warrants associated with Woodland acquisition	31,450,000	31,450	(31,350)	—	100
Stock-based compensation expense	—	—	46,883	—	46,883
Net loss, as restated	—	—	—	(404,206)	(404,206)

Balance, July 31, 2009, as restated	95,768,317	$95,768	$7,535,501	$(7,971,868)	$(340,599)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months ended July 31,

	2009	2008
Cash Flows from Operating Activities	(As Restated)
Net income (loss)	$(404,206)	$(107,571)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	649,005	25,526
Provision for doubtful accounts	15,000	—
Stock-based compensation	46,883	29,120
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(405,579)	—
Prepaid expenses and other current assets	253,476	(5,066)
Goodwill	(48,430)	—
Other assets	(7,535)	—
Accounts payable	55,177	78,012
Accrued expenses	386,057	(57,120)
Deferred revenue	61,667	—
Other liabilities	(465,764)	—

Net cash provided by (used in) operating activities	135,751	(37,099)

Cash Flows from Investing Activities
Purchases of property and equipment	(28,437)	—
Capitalized software development	—	(9,000)

Net cash used in investing activities	(28,437)	(9,000)

Cash Flows from Financing Activities
Proceeds from notes payable	—	20,000
Proceeds from exercise of warrants	100	—
Principal payments on related party notes payable	(487,467)	—
Payments on related party line of credit	(45,000)	—
Principal payments on debt	(30,000)	—

Net cash provided by (used in) financing activities	(562,367)	20,000

Net increase (decrease) in cash	(455,053)	(26,099)
Cash at beginning of period	601,743	45,164

Cash at end of period	$146,690	$19,065

Cash paid for:
Interest	$339,000	$449
Income taxes	$—	$—

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

          First Quarter Restatement

          During the three months ended July 31, 2009, CornerWorld Corporation (the “Company”, “Cornerworld”, “we”, “our” or “us”) did not consolidate a division that the company does not own, Phone Services and More DBA Visitatel (“PSM”). The Company has since concluded that PSM met the definition of a Variable Interest Entity (“VIE”) pursuant to the Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) 46R. The Company has not yet finalized the acquisition of PSM but has funded PSM’s operating losses to date. The Company concluded that, despite the fact that the Company does not own PSM, the aforementioned factors demonstrate that PSM qualifies as a VIE and should be consolidated in the Company’s financial statements.

          In addition, the Company concluded that a first quarter payment, previously classified as a reduction of principal debt, should have been classified as interest. This payment totaled $53,434 and the Company reclassified the amount to interest expense. See also Note 5 to the unaudited condensed consolidated financial statements, Debt, for further information regarding this correction.

          Finally, the Company also reversed $28,102 of stock compensation expense. These expenses related to warrants, issued in 2007, which had been misclassified as stock options. The Company has reversed the expense and has reclassified the securities to warrants; see also Note 7, to the unaudited condensed consolidated financial statements, Stock-Based Compensation, for further information regarding this correction.

          The following tables summarize the accounts that have been restated as a result of such adjustments:

	Three Months Ended July 31, 2009

Statement of Operations	Previously Reported	Effect of Restatement	As Restated
Sales	$2,862,564	$52,091	$2,914,655
Cost of sales	856,621	85,235	941,856
Selling general and administrative	1,061,998	(16,927)	1,045,071
Loss before income tax	(334,555)	(69,651)	(404,206)
Net loss	$(334,555)	(69,651)	$(404,206)
Basic and diluted loss per common share	$0.00	$(0.01)	$(0.01)

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

	As of July 31, 2009

Balance Sheet	Previously Reported	Effect of Restatement	As Restated

Cash	$134,545	$12,145	$146,690
Accounts receivable	2,080,537	(1,747)	2,078,790
Other current assets	450,103	1,651	451,754
Total current assets	2,665,185	12,049	2,677,234
Goodwill	1,760,687	(70,508)	1,690,179
Other assets	131,851	(102,535)	29,316
Total assets	16,905,536	(160,994)	16,744,542
Accounts payable	2,790,231	(136,327)	2,653,904
Accrued liabilities	601,410	19,652	621,062
Notes payable – related parties	1,661,667	300,000	1,961,667
Total current liabilities	6,712,617	183,325	6,895,942
Long term debt	8,410,765	(246,566)	8,164,199
Total liabilities	17,148,382	(63,241)	17,085,141
Additional paid-in capital	7,563,603	(28,102)	7,535,501
Retained earnings (deficit)	(7,902,217)	(69,651)	(7,971,868)
Stockholders’ equity	(242,846)	(97,753)	(340,599)
Total liabilities and stockholders’ equity	$16,905,536	$(160,994)	$16,744,542

	Three Months Ended July 31, 2009

Cash Flow Statement	Previously Reported	Effect of Restatement	As Restated

Net income (loss)	$(334,555)	$(69,651)	$(404,206)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Stock-based compensation	74,985	(28,102)	46,883
Accounts receivable	(407,326)	(1,747)	(405,579)
Prepaid expenses and other current assets	255,127	(1,651)	253,476
Intangibles and other assets	(110,070)	(102,535)	(7,535)
Goodwill	(118,938)	(70,508)	(48,430)
Accounts payable	191,504	(136,327)	55,177
Accrued expenses	366,405	19,652	386,057
Net cash provided by operating activities	177,040	(41,289)	135,751
Payments on related party notes payable	(540,901)	53,434	(487,467)
Net cash used in financing activities	(615,801)	53,434	(562,367)
Net change in cash	(467,198)	12,145	(455,053)
Cash	134,545	12,145	146,690

Organization

          The Company was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc. Effective May 1, 2007, we changed our name to Cornerworld Corporation.

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

          As a result, Ranger became a wholly-owned subsidiary of Woodland Wireless. In addition, pursuant to a Unit Purchase Agreement (the “Unit Purchase Agreement”) entered into on the Effective Date among Woodland Holdings, Phone Services and More, L.L.C., doing business as Visitatel (“PSM”), T2 Communications, L.L.C. (“T2 Communications”) and Ned B. Timmer, Woodland Holdings agreed to purchase all of the outstanding voting member units of each of PSM and T2 Communications, for an aggregate purchase price of $300,000. Final consummation of the transactions contemplated by the Unit Purchase Agreement remains subject to certain regulatory approvals.

          Woodland Wireless, Ranger, WMCLS and PSM are collectively referred to herein as the “Ranger Wireless Group”. T2 Communications and T2 TV are collectively referred to herein as the “T2 Group”. See also Note 3, Acquisitions, for more detail.

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

          As a provider of Internet Protocol Television (IPTV), Internet and VoIP services, T2 Communications delivers leading-edge technology to residential and business customers in Michigan. Offerings include: phone lines, Internet connections, 275 all-digital television stations, colocation, long distance and toll-free services. T2 is a Competitive Local Exchange Carrier (CLEC) that manages its own Fiber to the Premise (FTTP) network with a 10 gigabit backbone and up to 1 gigabit per second connections to end users.

          PSM holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes. Serving service providers, WMCLS offers telecommunications equipment storage and leasing.

          The Company’s year-end is April 30th.

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of CornerWorld, its wholly owned subsidiaries and joint ventures as well as all entities deemed to qualify as VIE’s. All significant intercompany transactions and balances have been eliminated in consolidation.

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

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

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

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

          The $10,904,792 patent is being amortized over its expected useful life of seven years. The excess of the purchase price over the tangible net assets and identifiable intangible assets was allocated to Goodwill. Accordingly, the Company recorded $1,086,763 in Goodwill as a result of the Woodland acquisition. In accordance with the Stock Purchase Agreement, during the three months ended July 31, 2009, the Company adjusted the purchase price by recording an additional $48,430 of Goodwill which was in the form of the return of acquisition date cash to Woodland’s previous owner. In addition, during the three months ended July 31, 2009, the Company reduced Goodwill by $70,508 to reflect the impact of the consolidation of PSM. The Woodland purchase price is expected to be finalized after the Company completes its assessment of the fair values of the fixed assets acquired in this acquisition.

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

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

5. Debt

	July 31, 2009	April 30, 2009

Line of Credit
Revolving line of credit with a related party up to $500,000 at an interest rate of 8% per annum. Interest payable monthly; line matures February 22, 2010. See also note 10, Related Party Transactions.	$340,000	$385,000

Long-term Debt
Note payable to Internet University; payments due quarterly based on the achievement of certain cash flow targets. At July 31, 2009 the interest rate was 4.58%.	$1,464,199	$1,500,000
Note payable to IU Investments, LLC, due March 15, 2010. At July 31, 2009 the interest rate was 16.0%.	1,320,000	1,755,000
Purchase Money Note Payable, due February 23, 2012. At July 31, 2009 the interest rate was 12.0%. See also note 10, Related Party Transactions.	4,200,000	4,200,000
Secured Debenture, due February 23, 2012. At July 31, 2009 the interest rate was 12.0%. See also note 12, Related Party Transactions.	3,100,000	3,100,000
Various notes payable to related parties, due February 17, 2010. At July 31, 2009 the interest rate was 10%. See also note 10, Related Party Transactions.	41,667	58,333
Note payable due February 17, 2010. At July 31, 2009 the interest rate was 10%.	—	30,000

Total debt	10,125,866	10,643,333
Less current portion of long-term debt	(1,961,667)	(2,143,333)

Non-current portion of long-term debt	$8,164,199	$8,500,000

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

          The Company issued no stock options pursuant to this plan during the three months ended July 31, 2009.

          A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	July 31, 2009

	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	2,506,000
Stock Compensation Plan	4,000,000	2,480,000

	8,000,000	4,986,000

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

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

	For the three month periods Ended July 31

	2009	2008

Expected term (in years)	—	5.0
Expected volatility	—	68.0%
Risk-free interest rate	—	4.3%
Dividend yield	—	0.0%

          A summary of activity under the Stock Plans and changes during the period ended July 31, 2009 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term(Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2009	2,694,000	$0.67	4.25	$0.00
Reclassified to warrants **	(320,000)	1.20
Cancelled/forfeited	—	—
Exercised	—	—

Outstanding at July 31, 2009	2,374,000	$0.67	4.25	$0.00

Options vested and expected to vest*	537,461	$0.93	3.67	$0.00

Options exercisable at end of period	537,461	$0.93	3.67	$0.00

*	Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.
**	Upon review of the instruments, the Company reclassified these options to warrants.

          As of July 31, 2009 and 2008, the Company recognized $46,883 and $29,120 of stock-based compensation expense, respectively. As of July 31, 2009 there was $1,103,590 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 4.0 weighted average years.

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

8. Business Segments

          The following table summarizes selected financial information for each operating segment:

Three Months Ended July 31, 2009	Direct Marketing Services	Communications Services	On-line Media Networks	Consolidated

Revenue	$982,196	$1,932,459	$—	$2,914,655
Income (loss) from continuing operations before tax	9,303	304,418	(717,927)	(404,206)
Net (loss) income	9,303	304,418	(717,927)	(404,206)
Total assets	2,018,354	13,066,951	1,659,237	16,744,542
Intangibles	694,968	10,255,697	—	10,950,665
Goodwill	—	1,135,193	554,986	1,690,179
Depreciation and amortization	86,934	535,712	26,359	649,005

Three Months Ended July 31, 2008	Direct Marketing Services	Communications Services	On-line Media Networks	Consolidated

Revenue	$—	$—	$—	$—
Income (loss) from continuing operations before tax	—	—	(107,571)	(107,571)
Net (loss) income	—	—	(107,751)	(107,751)
Total assets	—	—	260,734	260,734
Intangibles	—	—	—	—
Goodwill	—	—	—	—
Depreciation and amortization	—	—	—	—

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

          As previously noted, on February 23, 2009, the Company completed the Woodland Acquisition. Pursuant to the acquisition, the Company issued debt and equity securities to Mr. Ned Timmer who became a member of the Board of Directors and the President of the Company’s Woodland division. Mr. Timmer is the holder of the Company’s $4,200,000 secured debenture as well as a holder of the Company’s $3,100,000 purchase money note. The Company recognized and paid interest expenses to Mr. Timmer totaling approximately $219,000 on these two facilities during the three month period ended July 31, 2009.

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

          As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc. A member of the Company’s Board of Director as well as one of the selling partners of Enversa is the president of Internet University, Inc. The Company paid $35,801 of principal on this note and recorded interest of $78,828 on this facility during the three month period ended July 31, 2009.

          As part of the Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. A member of the Company’s Board of Director as well as one of the selling partners of Enversa is an employee of the parent of IU Investments LLC. The Company paid $435,000 of principal on this note and recorded interest of $219,000 on this facility during the three month period ended July 31, 2009.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q/A

          This Form 10-Q/A contains certain forward-looking statements within the meaning of the Private Bank Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this report are forward looking. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q/A will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Furthermore, except as required by law, we do not undertake any obligation to update forward-looking statements made herein.

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

Selling, General and Administrative (as restated)

          Selling, general and administrative (“SG&A”) costs totaled $263,331 for the quarter ended July 31, 2009 versus $115,560 for the corresponding period in the prior year. The increase of $147,771 is primarily due to the fact that we continued to develop our operations. SG&A expenses for this segment also include all costs associated with corporate overhead, including accounting, legal, corporate governance and other related costs involved in being a publicly traded company.

Liquidity and Capital Resources (as restated)

          As of July 31, 2009, we had a working capital deficit of approximately $4,218,708 and cash of $146,690. Our working capital deficit is primarily related to the short-term nature of selected tranches of the debt we issued to finance our acquisitions. Though we expect that we will refinance a substantial portion of these short-term obligations, there can be no guarantee that we will do so, We believe the cash flows from our existing operations will be adequate to manage our debt commitments should we be unsuccessful in refinancing our short-term obligations.

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

CORNERWORLD CORPORATION

Registrant

July 27, 2010	/s/ V. Chase McCrea III

V. Chase McCrea III
Chief Financial Officer