Form 10-Q/A
period 2009-10-31
Cornerworld Corp
filed 2010-07-29
CIK 1338242

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

          Large accelerated filer ___   Accelerated filer ___  Non-accelerated filer ___  Smaller reporting company  X

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___  No   X

          The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of December 14, 2009 was 95,768,317.

Purpose of Amendment

The purpose for this Amendment No. 1 (“Amendment No. 1”) to the quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2009 filed by CornerWorld Corporation (the “Company” on December 21, 2009 (the “Original Filing”) is to restate the financial statements to consolidate the results of an entity that management concluded, because the Company controlled the entity but did not own it, met the definition of a Variable Interest Entity pursuant to the Financial Accounting Standard Board’s Financial Interpretation 46R. In addition, during the three months ended July 31, 2009, the Company reclassified a debt payment to interest expense and reversed stock compensation expense related to warrants which had been misclassified as stock options as well as other adjustments as delineated in the tables that follow. The revisions necessary for such restatement are reflected in Items 1 and 2 of Part I. However, for the reader’s convenience, the Company has restated the entire quarterly report.

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

The effects of the restatement of the financial statements for the fiscal quarter ended October 31, 2010 were as follows:

	Three Months Ended October 31, 2009			Six Months Ended October 31, 2009

Statement of Operations	Previously Reported	Effect of Restatement	As Restated	Previously Reported	Effect of Restatement	As Restated

Sales	$3,010,724	$(82,424)	$2,928,300	$5,873,288	$(30,333)	$5,842,955
Cost of sales	732,972	29,237	762,209	1,589,593	114,472	1,704,065
Selling general and administrative	1,173,324	18,651	1,191,975	2,253,322	(16,276)	2,237,046
Operating income	479,776	(130,312)	349,464	774,716	(146,529)	628,187
Net income (loss)	$108,475	$(130,311)	$(21,836)	$(226,080)	$(199,962)	$(426,042)
Basic and diluted loss per common share	$0.00	$0.00	$(0.00)	$(0.00)	$(0.01)	$(0.01)

	As of October 31, 2009

Balance Sheet	Previously Reported	Effect of Restatement	As Restated

Cash	$618,446	$12,900	$631,346
Accounts receivable	1,833,639	42,832	1,876,471
Other current assets	275,475	1,651	277,126
Total current assets	2,727,560	57,383	2,784,943
Goodwill	1,760,687	(70,508)	1,690,179
Other assets	89,725	(49,149)	40,576
Total assets	16,318,280	(62,274)	16,256,006
Accounts payable	2,307,090	20,756	2,327,846
Accrued liabilities	668,749	2,370	671,119
Notes payable – related parties	1,200,000	600,000	1,800,000
Total current liabilities	5,942,272	712,356	6,654,628
Long term debt	8,410,765	(546,566)	7,864,199
Total liabilities	16,378,037	165,790	16,543,827
Additional paid-in capital	7,638,217	(28,102)	7,610,115
Retained earnings (deficit)	(7,793,742)	(199,962)	(7,993,704)
Stockholders’ equity	(59,757)	(228,064)	(287,821)
Total liabilities and stockholders’ equity	16,318,280	$(62,274)	16,256,006

	Six Months Ended October 31, 2009

Cash Flow Statement	Previously Reported	Effect of Restatement	As Restated

Net Income	$(226,080)	$(199,962)	$(426,042)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	149,599	(28,102)	121,497
Accounts receivable	(175,428)	(42,832)	(218,260)
Prepaid expenses and other current assets	426,103	(1,651)	424,452
Intangibles and other assets	(64,292)	49,149	(15,143)
Goodwill	(118,938)	70,508	(48,430)
Accounts payable	(291,637)	20,756	(270,881)
Accrued liabilities	433,744	2,370	436,114
Deferred revenue	228,300	89,230	317,530
Net cash provided by operating activities	1,184,755	(40,534)	1,144,221
Payments on related party notes payable	(1,002,568)	53,434	(949,134)
Net cash used in financing activities	(1,122,468)	53,434	(1,069,034)
Net change in cash	16,703	12,900	29,603
Cash	$618,446	$12,900	$631,346

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION
1	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of October 31, 2009 and April 30, 2009	1
	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended October 31, 2009 and 2008	2
	Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended October 31, 2009	3
	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended October 31, 2009 and 2008	4
	Notes to Condensed Consolidated Financial Statements	5
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
3	Quantitative and Qualitative Disclosure about Market Risk	23
4T	Controls and Procedures	23
	PART II. OTHER INFORMATION
1	Legal Proceedings	24
2	Unregistered Sales of Equity Securities and Use of Proceeds	24
3	Defaults Upon Senior Securities
4	Submission of Matters to a Vote of Security Holders	24
5	Other Information	24
6	Exhibits	25
	Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation
Condensed Consolidated Balance Sheets

	October 31, 2009	April 30, 2009

Assets	(unaudited)	(audited)
	(as restated)

Current assets:
Cash	$631,346	$601,743
Accounts receivable, net	1,876,471	1,688,211
Prepaid expenses and other current assets	277,126	705,230

Total current assets	2,784,943	2,995,184

Property and equipment, net	1,262,960	1,545,451
Goodwill	1,690,179	1,641,749
Patent	9,866,240	10,645,154
Intangibles, net	611,108	777,776
Other assets	40,576	21,781

TOTAL ASSETS	$16,256,006	$17,627,095

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,327,846	$2,598,727
Accrued expenses	671,119	235,005
Line of credit	295,000	385,000
Notes payable, current portion	—	30,000
Notes payable related parties, current portion	1,800,000	2,113,333
Deferred revenue	552,530	235,000
Other current liabilities	1,008,133	1,488,406

Total current liabilities	6,654,628	7,085,471
Long-term liabilities:
Notes payable related parties, net of current portion	7,864,199	8,500,000
Other liabilities	2,025,000	2,025,000

Total liabilities	16,543,827	17,610,471

Commitments and Contingencies (Notes 5,6,7 and 9)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 95,768,317 and 64,318,317 shares issued and outstanding, at October 31, 2009 and April 30, 2009, respectively	95,768	64,318
Additional paid-in capital	7,610,115	7,519,968
Retained earnings (accumulated deficit)	(7,993,704)	(7,567,662)

Total stockholders’ equity (deficit)	(287,821)	16,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16, 256,006	$17,627,095

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,

	2009	2008	2009	2008

	(as restated)		(as restated)
Sales, net	$2,928,300	$613,850	$5,842,955	$613,850

Costs of goods sold	762,209	321,164	1,704,065	321,164

Gross profit	2,166,091	292,686	4,138,890	292,686

Expenses:
Selling, general and administrative expenses	1,191,975	459,929	2,237,046	549,963
Depreciation and amortization	624,652	84,398	1,273,657	109,924

Total Operating expenses	1,816,627	544,327	3,510,703	659,887

Operating income (loss)	349,464	(251,641)	628,187	(367,201)

Other income (expense), net:
Interest expense	(371,280)	(27,235)	(1,043,876)	(29,711)
Other income (expense), net	(20)	8,277	(10,353)	18,742

Total other expense, net	(371,300)	(18,958)	(1,054,229)	(10,969)

Loss before income taxes	(21,836)	(270,599)	(426,042)	(378,170)
Income taxes	—	—	—	—

Net loss	$(21,836)	$(270,599)	$(426,042)	$(378,170)

Basic and diluted loss per share	$0.00	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number shares outstanding	95,768,317	45,911,795	81,410,708	52,205,274

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Shares

	Shares	Amount

Balance, April 30, 2009	64,318,317	$64,318	$7,519,968	$(7,567,662)	$16,624
Exercise of warrants associated with Woodland acquisition	31,450,000	31,450	(31,350)	—	100
Stock-based compensation expense, as restated	—	—	121,497	—	121,497
Net loss, as restated	—	—	—	(426,042)	(426,042)

Balance, October 31, 2009. as restated	95,768,317	$95,768	$7,610,115	$(7,993,704)	$(287,821)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months ended October 31,

	2009	2008

	(as restated)
Cash Flows from Operating Activities
Net income (loss)	$(426,042)	$(378,170)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,273,657	109,924
Provision for doubtful accounts	30,000	—
Stock-based compensation	121,497	118,889
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(218,260)	12,291
Prepaid expenses and other current assets	424,452	(4,657)
Goodwill	(48,430)	—
Other assets	(15,143)	—
Accounts payable	(270,881)	241,994
Accrued expenses	436,114	82,642
Deferred revenue	317,530	—
Other liabilities	(480,273)	—

Net cash provided by (used in) operating activities	1,144,221	182,913

Cash Flows from Investing Activities
Purchases of property and equipment	(45,584)	(9,000)

Net cash used in investing activities	(45,584)	(9,000)

Cash Flows from Financing Activities
Proceeds from notes payable	—	20,000
Proceeds from exercise of warrants	100	—
Principal payments on related party notes payable	(949,134)	—
Payments on related party line of credit	(90,000)	—
Principal payments on debt	(30,000)	—

Net cash provided by financing activities	(1,069,034)	20,000

Net increase (decrease) in cash	29,603	193,913
Cash at beginning of period	601,743	45,164

Cash at end of period	$631,346	$239,077

Cash paid for:
Interest	$659,733	$—
Income taxes	$—	$—

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

          The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ equity include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld Corporation consolidated financial statements as of and for the year ended April 30, 2009, as filed with the SEC on Form 10-K, and the unaudited interim condensed consolidated financial statements as of and for the period ended July 31, 2009, as filed with the SEC on Form 10-Q/A.

          Restatement

          During the six month period ended October 31, 2009, CornerWorld Corporation (the “Company”, “Cornerworld”, “we”, “our” or “us”) did not consolidate a division that the company does not own, Phone Services and More, LLC DBA Visitatel (“PSM”). The Company has since concluded that PSM met the definition of a Variable Interest Entity (“VIE”) pursuant to the Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) 46R. The Company has not yet finalized the acquisition of PSM but has funded PSM’s operating losses to date. The Company concluded that, despite the fact that the Company does not own PSM, the aforementioned factors demonstrate that PSM qualifies as a VIE and should be consolidated in the Company’s financial statements.

          In addition, the Company concluded that a three month period ended July 31, 2009 payment, previously classified as a reduction of principal debt, should have been classified as interest. This payment totaled $53,434 and the Company reclassified the amount to interest expense during the three months ended July 31, 2009, the cumulative impact of which affected the six month period ended October 31. 2009. See also Note 5 to the unaudited condensed consolidated financial statements, Debt, for further information regarding this correction.

          Finally, the Company also reversed $28,102 of stock compensation expense in the three month period ended July 31, 2009. These expenses related to warrants, issued in 2007, which had been misclassified as stock options. The Company has reversed the expense and has reclassified the securities to warrants; see also Note 7 to the unaudited condensed consolidated financial statements, Stock-Based Compensation, for further information regarding this correction.

          The following tables summarize the accounts that have been restated as a result of such adjustments:

	Three Months Ended October 31, 2009			Six Months Ended October 31, 2009

Statement of Operations	As Previously Reported	Effect of Restatement	As Restated	As Previously Reported	Effect of Restatement	As Restated

Sales	$3,010,724	$(82,424)	$2,928,300	$5,873,288	$(30,333)	$5,842,955
Cost of sales	732,972	29,237	762,209	1,589,593	114,472	1,704,065
Selling general and administrative	1,173,324	18,651	1,191,975	2,253,322	(16,276)	2,237,046
Operating income	479,776	(130,312)	349,464	774,716	(146,529)	628,187
Net income (loss)	$108,475	$(130,311)	$(21,836)	$(226,080)	$(199,962)	$(426,042)
Basic and diluted loss per common share	$0.00	$0.00	$(0.00)	$(0.00)	$(0.01)	$(0.01)

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

	As of October 31, 2009

Balance Sheet	As Previously Reported	Effect of Restatement	As Restated

Cash	$618,446	$12,900	$631,346
Accounts receivable	1,833,639	42,832	1,876,471
Other current assets	275,475	1,651	277,126
Total current assets	2,727,560	57,383	2,784,943
Goodwill	1,760,687	(70,508)	1,690,179
Other assets	89,725	(49,149)	40,576
Total assets	16,318,280	(62,274)	16,256,006
Accounts payable	2,307,090	20,756	2,327,846
Accrued liabilities	668,749	2,370	671,119
Notes payable – related parties	1,200,000	600,000	1,800,000
Total current liabilities	5,942,272	712,356	6,654,628
Long term debt	8,410,765	(546,566)	7,864,199
Total liabilities	16,378,037	165,790	16,543,827
Additional paid-in capital	7,638,217	(28,102)	7,610,115
Retained earnings (deficit)	(7,793,742)	(199,962)	(7,993,704)
Stockholders’ equity	(59,757)	(228,064)	(287,821)
Total liabilities and stockholders’ equity	16,318,280	$(62,274)	16,256,006

	Six Months Ended October 31, 2009

Cash Flow Statement	As Previously Reported	Effect of Restatement	As Restated

Net Income	$(226,080)	$(199,962)	$(426,042)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	149,599	(28,102)	121,497
Accounts receivable	(175,428)	(42,832)	(218,260)
Prepaid expenses and other current assets	426,103	(1,651)	424,452
Intangibles and other assets	(64,292)	49,149	(15,143)
Goodwill	(118,938)	70,508	(48,430)
Accounts payable	(291,637)	20,756	(270,881)
Accrued liabilities	433,744	2,370	436,114
Deferred revenue	228,300	89,230	317,530
Net cash provided by operating activities	1,184,755	(40,534)	1,144,221
Payments on related party notes payable	(1,002,568)	53,434	(949,134)
Net cash used in financing activities	(1,122,468)	53,434	(1,069,034)
Net change in cash	16,703	12,900	29,603
Cash	$618,446	$12,900	$631,346

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

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

          As a result, Ranger became a wholly-owned subsidiary of Woodland Wireless. In addition, pursuant to a Unit Purchase Agreement (the “Unit Purchase Agreement”) entered into on the Effective Date among Woodland Holdings, Phone Services and More, L.L.C., doing business as PSM (“PSM”), T2 Communications, L.L.C. (“T2 Communications”) and Ned B. Timmer, Woodland Holdings agreed to purchase all of the outstanding voting member units of each of PSM and T2 Communications, for an aggregate purchase price of $300,000. Final consummation of the transactions contemplated by the Unit Purchase Agreement remains subject to certain regulatory approvals.

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

          As a provider of Internet Protocol Television (IPTV), Internet and VoIP services, T2 Communications delivers leading-edge technology to residential and business customers in Michigan. Offerings include: phone lines, Internet connections, 275 all-digital television stations, colocation, long distance and toll-free services. T2 Communications is a Competitive Local Exchange Carrier (CLEC) that manages its own Fiber to the Premise (FTTP) network with a 10 gigabit backbone and up to 1 gigabit per second connections to end users.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

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

          The $10,904,792 patent is being amortized over its expected useful life of seven years. The excess of the purchase price over the tangible net assets and identifiable intangible assets was allocated to Goodwill. Accordingly, the Company recorded $1,086,763 in Goodwill as a result of the Woodland acquisition. In accordance with the Stock Purchase Agreement, during the six months ended October 31, 2009, the Company adjusted the purchase price by recording an additional $118,938 of Goodwill which was in the form of the return of acquisition date cash to Woodland’s previous owner. In addition, during the six months ended October 31, 2009, the Company reduced Goodwill by $70,508 to reflect the impact of the consolidation of PSM. The Woodland purchase price is expected to be finalized after the Company completes its assessment of the fair values of the fixed assets acquired in this acquisition.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

          Amortization expense related to identifiable intangible assets totaled $473,317 and $0 for the three month periods ended October 31, 2009 and 2008, respectively, and $945,582 and $0 for the six month periods ended October 31, 2009 and 2008, respectively.

5. Debt

	October 31, 2009	April 30, 2009

	(as restated)

Line of Credit
Revolving line of credit with a related party up to $500,000 at an interest rate of 8% per annum. Interest payable monthly; line matures February 10, 2010. See also note 9, Related Party Transactions.	$295,000	$385,000

Long-term Debt
Note payable to Internet University; payments due quarterly based on the achievement of certain cash flow targets. At October 31 and April 30, 2009 the interest rate was 4.58%.	$1,464,199	$1,500,000
Note payable to IU Investments, LLC, due March 15, 2010. At October 31 and April 30, 2009 the interest rate was 16.0%.	885,000	1,755,000
Purchase Money Note Payable, due February 23, 2012. At October 31 and April 30, 2009 the interest rate was 12.0%. See also note 9, Related Party Transactions.	4,200,000	4,200,000
Secured Debenture, due February 23, 2012. At October 31 and April 30, 2009 the interest rate was 12.0%. See also note 9, Related Party Transactions.	3,100,000	3,100,000
Various notes payable to related parties, due February 17, 2010. At October 31 and April 30, 2009 the interest rate was 10%. See also note 9, Related Party Transactions.	15,000	58,333
Note payable due February 17, 2010. At October 31 and April 30, 2009 the interest rate was 10%.	—	30,000

Total debt	9,664,199	10,643,333
Less current portion of long-term debt	(1,800,000)	(2,143,333)

Non-current portion of long-term debt	$7,864,199	$8,500,000

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

          The Company issued no stock options pursuant to this plan during the six months ended October 31, 2009.

          A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	October 31, 2009

	Shares Reserved for Grant	Awards Available for Grant

		(as restated)
Incentive Stock Plan	4,000,000	2,256,000
Stock Compensation Plan	4,000,000	2,480,000

	8,000,000	4,736,000

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

	For the three month periods Ended October 31		For the six month periods Ended October 31

	2009	2008	2009	2008

Expected term (in years)	5.0	5.0	5.0	5.0
Expected volatility	99.1%	240.0%	99.1%	240.0%
Risk-free interest rate	2.3%	3.0%	2.3%	3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%

A summary of activity under the Stock Plans and changes during the period ended October 31, 2009 is presented below:

	Weighted-Average

	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2009	2,694,000	$0.67	4.25	$0.00
Issued	250,000	$0.20	5.00	$0.00
Reclassified to warrants **	(320,000)	$1.40
Cancelled/forfeited	—	—
Exercised	—	—

Outstanding at October 31, 2009	2,624,000	$0.63	3.85	$0.00

Options vested and expected to vest*	679,157	$0.87	3.50	$0.00

Options exercisable at end of period	679,157	$0.87	3.50	$0.00

*	Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.

**	Upon review of the instruments, the Company reclassified these options to warrants.

          For the three month periods ended October 31, 2009 and 2008, the Company recognized $74,614 and $89,769 of stock-based compensation expense, respectively, and for the six month periods ended October 31, 2009 and 2008, the Company recognized $121,497 and $118,889 of stock-based compensation expense, respectively. As of October 31, 2009 there was $1,036,905 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.85 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

8. Business Segments

          The following table summarizes selected financial information for each operating segment:

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Three Months Ended October 31, 2009
Revenue	$1,041,913	$1,886,387	$—	$2,928,300
Income (loss) from continuing operations before tax	80,183	417,247	(519,266)	(21,836)
Net (loss) income	80,183	417,247	(519,266)	(21,836)
Total assets	1,999,807	13,606,810	649,389	16,256,006
Intangibles	611,108	9,866,240	—	10,477,348
Goodwill	—	1,135,193	554,986	1,690,179
Depreciation and amortization	88,134	506,507	30,011	624,652

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Three Months Ended October 31, 2008
Revenue	$613,850	$—	$—	$613,850
Loss from continuing operations before tax	(64,063)	—	(206,536)	(270,599)
Net (loss) income	(64,063)	—	(206,536)	(270,599)
Total assets	1,882,091	—	3,488,943	5,371,034
Intangibles	944,444	—	—	944,444
Goodwill	—	—	3,236,986	3,236,986
Depreciation and amortization	57,956	—	26,442	84,398

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Six Months Ended October 31, 2009
Revenue	$2,024,109	$3,818,846	$—	$5,842,955
Income (loss) from continuing operations before tax	89,486	721,665	(1,237,193)	(426,042)
Net (loss) income	89,486	721,665	(1,237,193)	(426,042)
Total assets	1,999,807	13,606,810	649,389	16,256,006
Intangibles	611,108	9,866,240	—	10,477,348
Goodwill	—	1,135,193	554,986	1, 690,179
Depreciation and amortization	175,068	1,042,219	56,370	1,273,657

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Six Months Ended October 31, 2008
Revenue	$613,850	$—	$—	$613,850
Income (loss) from continuing operations before tax	(64,063)	—	(314,107)	(378,170)
Net (loss) income	(64,063)	—	(314,107)	(378,170)
Total assets	1,882,091	—	3,488,943	5,371,034
Intangibles	944,444	—	—	944,444
Goodwill	—	—	3,236,986	3,236,986
Depreciation and amortization	57,956	—	51,698	109,924

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

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

          As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc. A member of the Company’s Board of Directors as well as one of the former members of Leadstream is the president of a division of Internet University, Inc. The Company paid $35,801 of principal on this note and recorded interest of $86,081 on this facility during the six month period ended October 31, 2009, respectively.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

          The Notice alleges continuing, uncured defaults from June 2009 including, among other things, diversion of funds from the Subsidiaries without Mr. Timmer’s approval, the failure to obtain deposit account control agreements and the start-up of a new business under the Company’s Enversa subsidiary. In addition the Notice alleges additional defaults regarding the Company’s alleged failure to obtain the approval of Mr. Timmer for certain capital expenditures. Under the Debenture, upon the occurrence of an event of default, including in the case of covenant breaches, following the passage of thirty “Trading Days” (as defined in the Debenture) without cure, the outstanding principal amount of the Debenture, plus accrued but unpaid interest thereon, shall become, at the holder’s election, immediately due and payable. Commencing after the occurrence of an event of default, the interest rate shall increase to 16% per annum from 12% per annum. Under the Note, the occurrence of an event of default under the Debenture shall constitute an event of default under the Note. Upon the occurrence of an event of default under the Note, the payee, at its option, by notice to Woodland, may declare the unpaid principal amount of the Note, plus accrued but unpaid interest thereon, to be immediately due and payable, whereupon such amount shall immediately become due and payable in the event Woodland shall not have cured such event of default within 10 days after receipt of such notice. As of December 15, 2009, the aggregate amounts outstanding under the Debenture and the Note equaled $4,200,000 and $3,100,000, respectively. The Notice did not state that Mr. Timmer had elected for the principal and accrued interest under the Debenture or the Note to become due and payable. Rather, as stated in the Notice, Mr. Timmer exercised his alleged rights as a secured creditor holding a security interest in the outstanding stock of Woodland and Woodland Wireless and as a secured creditor holding a security interest in all of the outstanding membership interests of WMCLS, Ranger and T2 TV, to vote the stock and the membership interests of such Subsidiaries to install new management of the Subsidiaries. On December 14, 2009, the Company received documents from Mr. Timmer pursuant to which Mr. Timmer purported to appoint new directors and officers of each of the Subsidiaries.

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

Selling, General and Administrative (as restated)

          Selling, general and administrative (“SG&A”) expenses totaled $623,682 for the six month period ended October 31, 2009 versus $328,453 for the corresponding period in the prior year. The increase of $295,229 is primarily due to the fact that we continued to develop our operations and build our corporate infrastructure. Thus, we experienced increased corporate overhead expenses include stock-based compensation, accounting, legal, board of directors and other related costs involved in managing a publicly traded company.

Liquidity and Capital Resources (as restated)

          As of October 31, 2009, we had a working capital deficit of approximately $3.9 million and cash of $631,346. Our working capital deficit is primarily related to the short-term nature of selected tranches of the debt we issued to finance our acquisitions and has improved from our April 30, 2009 year end deficit which totaled approximately $4.0 million. Though we expect that we will refinance a substantial portion of these short-term obligations, there can be no guarantee that we will do so, We believe the cash flows from our existing operations will be adequate to manage our debt commitments should we be unsuccessful in refinancing our short-term obligations.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

          As detailed in Note 10, Subsequent Events, of the notes to the unaudited condensed consolidated financial statements, on December 11, 2009, the Company, received a letter from an attorney representing Ned Timmer which alleges certain defaults with respect to that certain Secured Debenture issued by the Company and the Company’s wholly-owned subsidiary, Woodland Holdings, in favor of Mr. Timmer. The Company intends to vigorously defend itself with respect to this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          The Company issued 31,450,000 shares of its common stock during the six months ended October 31, 2009 pursuant to the exercise on July 23, 2009 of a warrant issued to Ned Timmer in connection with the Woodland Acquisition. The proceeds from this exercise totaled $100. Since the transaction was not a public offering within the meaning of Section 4(2) of the Securities Act, the issuance was deemed exempt from registration.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other information

          We expect that our 2009 annual meeting of shareholders will be held on or about January 28, 2010 and that we will begin mailing proxy materials to shareholders within the next few weeks.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit		Method of
Numbers	Description	Filing

10.1

Employment Agreement between CornerWorld Corporation and Scott N. Beck dated August 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 21, 2009)

10.2	Warrant issued to Marc Blumberg dated November 21, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 21, 2009)

10.3	Warrant issued to Marc Blumberg dated February 23, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed December 21, 2009)

10.4	Warrant issued to Scott N. Beck dated February 23, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed December 21, 2009)

31.1	Rule 13a-14(a) Certification by our chief executive officer	(1)

31.2	Rule 13a-14(a) Certification by our chief financial officer	(1)

32.1	Section 1350 Certification by our chief executive officer	(1)

32.2	Section 1350 Certification by our chief financial officer	(1)

(1)	Filed herewith.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERWORLD CORPORATION

Registrant

July 27, 2010	/s/ V. Chase McCrea III

V. Chase McCrea III
Chief Financial Officer