Form 10-Q/A
period 2010-01-31
Cornerworld Corp
filed 2010-07-29
CIK 1338242

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

Explanatory Note

The purpose for this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 filed by CornerWorld Corporation (the “Company” on March 17, 2010 (the “Original Filing”) is to restate the financial statements to consolidate the results of an entity that management concluded, because the Company controlled the entity but did not own it, met the definition of a Variable Interest Entity pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) number 810. In addition, during the three months ended July 31, 2009, the Company reclassified a debt payment to interest expense and reversed stock compensation expense related to warrants which had been misclassified as stock options as well as other adjustments as delineated in the tables that follow. The revisions necessary for such restatement are reflected in Items 1 and 2 of Part I. However, for the reader’s convenience, the Company has restated the entire quarterly report.

Other than as directly related to the restatements as described above, the disclosures in this Amendment No. 1 continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

As a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing have been revised, re-executed and re-filed as of the date of this Amendment No. 1.

The effects of the restatement of the financial statements for the fiscal quarter ended January 31, 2010 were as follows:

	Three Months Ended January 31, 2010			Nine Months Ended January 31, 2009

Statement of Operations	As Previously Reported	Effect of Restatement	As Restated	As Previously Reported	Effect of Restatement	As Restated

Sales	$2,811,354	$94,089	$2,905,443	$8,684,642	$63,756	$8,748,398
Cost of sales	881,712	57,333	939,045	2,471,305	171,805	2,643,110
Selling general and administrative	1,699,653	22,127	1,721,780	3,934,975	23,851	3,958,826
Operating income (loss)	(395,785)	14,629	(381,156)	378,931	(131,900)	247,031
Net income (loss)	$(829,688)	$14,629	$(815,059)	$(1,055,768)	$(185,333)	$(1,241,101)

	As of January 31, 2010

Balance Sheet	As Previously Reported	Effect of Restatement	As Restated

Cash	$621,029	$894	$621,923
Accounts receivable	2,040,693	2,883	2,043,576
Other current assets	101,409	1,567	102,976
Total current assets	2,763,131	5,344	2,768,475
Goodwill	1,790,422	(70,508)	1,719,914
Other assets	95,781	(63,630)	32,151
Total assets	15,772,595	(128,794)	15,643,801
Accounts payable	2,794,346	28,837	2,823,183
Accrued liabilities	715,325	2,370	717,695
Total current liabilities	7,050,861	31,207	7,082,068
Long term debt	7,510,765	53,434	7,564,199
Total liabilities	16,586,626	84,641	16,671,267
Additional paid-in capital	7,713,631	(28,102)	7,685,529
Retained earnings (deficit)	(8,623,430)	(185,333)	(8,808,763)
Stockholders’ equity	(814,031)	(213,435)	(1,027,466)
Total liabilities and stockholders’ equity	$15,772,595	$(128,794)	$15,643,801

	Nine Months Ended January 31, 2010

Cash Flow Statement	As Previously Reported	Effect of Restatement	As Restated

Net Income	$(1,055,768)	$(185,333)	$(1,241,101)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	225,013	(28,102)	196,911
Accounts receivable	(397,482)	(2,883)	(400,365)
Prepaid expenses and other current assets	603,821	(1,567)	602,254
Intangibles and other assets	(74,000)	63,630	(10,370)
Goodwill	(148,673)	70,508	(78,165)
Accounts payable	195,619	28,837	224,456
Accrued liabilities	480,320	2,370	482,690
Net cash provided by operating activities	1,382,732	(52,540)	1,330,192
Payments on related party notes payable	(1,159,235)	53,434	(1,105,801)
Net cash used in financing activities	(1,309,135)	53,434	(1,255,701)
Net change in cash	19,286	894	20,180
Cash	$621,029	$894	$621,923

CORNERWORLD CORPORATION

INDEX

Item Number		Page
	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):	1
	Condensed Consolidated Balance Sheets as of January 31, 2010 and April 30, 2009	1
	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended January 31, 2010 and 2009	2
	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended January 31, 2010	3
	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended January 31, 2010 and 2009	4
	Notes to Condensed Consolidated Financial Statements	5
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
3	Quantitative and Qualitative Disclosure about Market Risk	24
4T	Controls and Procedures	24

	PART II. OTHER INFORMATION

1	Legal Proceedings	25
1A	Risk Factors	25
2	Unregistered Sales of Equity Securities and Use of Proceeds	25
3	Defaults Upon Senior Securities	25
4	Submission of Matters to a Vote of Security Holders	25
5	Other Information	25
6	Exhibits	26
	Signatures	27

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	January 31, 2010	April 30, 2009

	(unaudited)	(audited)
Assets	(as restated)
Current assets:

Cash	$621,923	$601,743
Accounts receivable, net	2,043,576	1,688,211
Prepaid expenses and other current assets	102,976	705,230

Total current assets	2,768,475	2,995,184

Property and equipment, net	1,118,704	1,545,451
Goodwill	1,719,914	1,641,749
Patent	9,476,783	10,645,154
Intangibles, net	527,774	777,776
Other assets	32,151	21,781

TOTAL ASSETS	$15,643,801	$17,627,095

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,823,183	$2,598,727
Accrued expenses	717,695	235,005
Line of credit	265,000	385,000
Notes payable, current portion	—	30,000
Notes payable related parties, current portion	1,943,333	2,113,333
Deferred revenue	333,210	235,000
Other current liabilities	999,647	1,488,406

Total current liabilities	7,082,068	7,085,471
Long-term liabilities:
Notes payable related parties, net of current portion	7,564,199	8,500,000
Other liabilities	2,025,000	2,025,000

Total liabilities	16,671,267	17,610,471

Commitments and Contingencies (Notes 5,6,7 and 9)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 95,768,317 and 64,318,317 shares issued and outstanding, at January 31, 2010 and April 30, 2009, respectively	95,768	64,318
Additional paid-in capital	7,685,529	7,519,968
Retained earnings (accumulated deficit)	(8,808,763)	(7,567,662)

Total stockholders’ equity (deficit)	(1,027,466)	16,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15, 643,801	$17,627,095

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,

	2010	2009	2010	2009

	(as restated)		(as restated)

Sales, net	$2,905,443	$728,382	$8,748,398	$1,342,232

Costs of goods sold	939,045	492,417	2,643,110	813,581

Gross profit	1,966,398	235,965	6,105,288	528,651

Expenses:
Selling, general and administrative expenses	1,721,780	681,724	3,958,826	1,231,686
Depreciation and amortization	625,774	113,291	1,899,431	223,216

Total Operating expenses	2,347,554	(795,015)	5,858,257	1,454,902

Operating income (loss)	(381,156)	(559,050)	247,031	(926,251)

Other income (expense), net:
Interest expense	(433,900)	(46,659)	(1,477,776)	(76,370)
Other income (expense), net	(3)	4,882	(10,356)	23,624

Total other expense, net	(433,903)	(41,777)	(1,488,132)	(52,746)

Income (loss) before income taxes	(815,059)	(600,827)	(1,241,101)	(978,997)
Income taxes	—	—	—	—

Net income (loss)	$(815,059)	$(600,827)	$(1,241,101)	$(978,997)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average number shares outstanding	95,768,317	46,991,795	86,196,578	50,454,815

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders’

	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2009	64,318,317	$64,318	$7,519,968	$(7,567,662)	$16,624
Exercise of warrants associated with
Woodland acquisition	31,450,000	31,450	(31,350)	—	100
Stock-based compensation expense, as restated	—	—	196,911	—	196,911
Net loss, as restated	—	—	—	(1,241,101)	(1, 241,101)

Balance, January 31, 2010, as restated	95,768,317	$95,768	$7,685,529	$(8,808,763)	$(1,027,466)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months ended January 31,

	2010	2009

	(as restated)
Cash Flows from Operating Activities
Net income (loss)	$(1,241,101)	$(978,997)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,899,431	223,216
Provision for doubtful accounts	45,000	—
Stock-based compensation	196,911	241,124
Common stock issued for consulting services	—	6,000
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(400,365)	69,740
Prepaid expenses and other current assets	602,254	(6,226)
Goodwill	(78,165)	—
Other assets	(10,370)	—
Accounts payable	224,456	520,242
Accrued expenses	482,690	(126,216)
Deferred revenue	98,210	—
Other liabilities	(488,759)	—

Net cash provided by (used in) operating activities	1,330,192	(51,117)

Cash Flows from Investing Activities
Purchases of property and equipment	(54,311)	(9,000)

Net cash used in investing activities	(54,311)	(9,000)

Cash Flows from Financing Activities
Proceeds from notes payable	—	145,000
Proceeds from exercise of warrants	100	—
Principal payments on related party notes payable	(1,105,801)	—
Payments on related party line of credit	(120,000)	—
Principal payments on debt	(30,000)	—

Net cash provided by financing activities	(1,255,701)	145,000

Net increase (decrease) in cash	20,180	84,883
Cash at beginning of period	601,743	45,164

Cash at end of period	$621,923	$130,047

Cash paid for:
Interest	$975,455	$—
Income taxes	$—	$—

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

          The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ equity include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld Corporation consolidated financial statements as of and for the year ended April 30, 2009, as filed with the SEC on Form 10-K, and the unaudited interim condensed consolidated financial statements as of and for the periods ended July 31, 2009 and October 31, 2009 as filed with the SEC on Forms 10-Q/A.

          Restatement

          During the nine month period ended January 31, 2010, CornerWorld Corporation (the “Company”, “Cornerworld”, “we”, “our” or “us”) did not consolidate a division that the Company does not own, Phone Services and More, LLC DBA Visitatel (“PSM”). The Company has since concluded that PSM met the definition of a Variable Interest Entity (“VIE”) pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) number 810. The Company has not yet finalized the acquisition of PSM but has funded PSM’s operating losses to date. The Company concluded that, despite the fact that the Company does not own PSM, the aforementioned factors demonstrate that PSM qualifies as a VIE and should be consolidated in the Company’s financial statements.

          In addition, the Company concluded that a three month period ended July 31, 2009 payment, previously classified as a reduction of principal debt, should have been classified as interest. This payment totaled $53,434 and the Company reclassified the amount to interest expense during the three months ended July 31, 2009, the cumulative impact of which impact the nine month period ended January 31. 2010. See also Note 5 to the unaudited condensed consolidated financial statements, Debt, for further information regarding this correction.

          Finally, the Company also reversed $28,102 of stock compensation expense in the three month period ended July 31, 2009. These expenses related to warrants, issued in 2007, which had been mis-classified as stock options. The Company has reversed the expense and has reclassified the securities to warrants; see also Note 7 to the unaudited condensed consolidated financial statements, Stock-Based Compensation, for further information regarding this correction.

          The following tables summarize the accounts that have been restated as a result of such adjustments:

	Three Months Ended January 31, 2010			Nine Months Ended January 31, 2009

Statement of Operations	Previously Reported	Effect of Restatement	As Restated	As Previously Reported	Effect of Restatement	As Restated

Sales	$2,811,354	$94,089	$2,905,443	$8,684,642	$63,756	$8,748,398
Cost of sales	881,712	57,333	939,045	2,471,305	171,805	2,643,110
Selling general and administrative	1,699,653	22,127	1,721,780	3,934,975	23,851	3,958,826
Loss before income taxes	(395,785)	14,629	(381,156)	378,931	(131,900)	247,031
Net loss	$(829,688)	$14,629	$(815,059)	$(1,055,768)	$(185,333)	$(1,241,101)

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

	As of January 31, 2010

Balance Sheet	As Previously Reported	Effect of Restatement	As Restated

Cash	$621,029	$894	$621,923
Accounts receivable	2,040,693	2,883	2,043,576
Other current assets	101,409	1,567	102,976
Total current assets	2,763,131	5,344	2,768,475
Goodwill	1,790,422	(70,508)	1,719,914
Other assets	95,781	(63,630)	32,151
Total assets	15,772,595	(128,794)	15,643,801
Accounts payable	2,794,346	28,837	2,823,183
Accrued liabilities	715,325	2,370	717,695
Total current liabilities	7,050,861	31,207	7,082,068
Long term debt	7,510,765	53,434	7,564,199
Total liabilities	16,586,626	84,641	16,671,267
Additional paid-in capital	7,713,631	(28,102)	7,685,529
Retained earnings (deficit)	(8,623,430)	(185,333)	(8,808,763)
Stockholders’ equity	(814,031)	(213,435)	(1,027,466)
Total liabilities and stockholders’ equity	$15,772,595	$(128,794)	$15,643,801

	Nine Months Ended January 31, 2010

Cash Flow Statement	As Previously Reported	Effect of Restatement	As Restated

Net loss	$(1,055,768)	$(185,333)	$(1,241,101)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	225,013	(28,102)	196,911
Accounts receivable	(397,482)	(2,883)	(400,365)
Prepaid expenses and other current assets	603,821	(1,567)	602,254
Intangibles and other assets	(74,000)	63,630	(10,370)
Goodwill	(148,673)	70,508	(78,165)
Accounts payable	195,619	28,837	224,456
Accrued liabilities	480,320	2,370	482,690
Net cash provided by operating activities	1,382,732	(52,540)	1,330,192
Payments on related party notes payable	(1,159,235)	53,434	(1,105,801)
Net cash used in financing activities	(1,309,135)	53,434	(1,255,701)
Net change in cash	19,286	894	20,180
Cash	$621,029	$894	$621,923

Organization

          CornerWorld was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc. Effective May 1, 2007, we changed our name to CornerWorld Corporation. The Company’s year end is April 30th.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

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

          As a result, Ranger became a wholly-owned subsidiary of Woodland Wireless. In addition, pursuant to a Unit Purchase Agreement (the “Unit Purchase Agreement”) entered into on the Effective Date among Woodland Holdings, PSM, T2 Communications, L.L.C. (“T2 Communications”) and Ned B. Timmer, Woodland Holdings agreed to purchase all of the outstanding voting member units of each of PSM and T2 Communications, for an aggregate purchase price of $300,000. Final consummation of the transactions contemplated by the Unit Purchase Agreement remains subject to ongoing discussions among the parties.

          Woodland Wireless, Ranger, WMCLS and PSM are collectively referred to herein as the “Ranger Wireless Group.” T2 Communications and T2 TV are collectively referred to herein as the “T2 Group.” See also Note 3, Acquisitions, for more detail.

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

2. Summary of Significant Accounting Policies

          In June 2009, the FASB issued the ASC, the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. All guidance contained in the ASC carries an equal level of authority. The ASC supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the changes in the ASC. The adoption of the ASC did not have a material impact on our condensed consolidated financial statements.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

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

          In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes standards on events that occur after the balance sheet date but prior to the issuance of the financial statements. This guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, it requires disclosure of the date through which subsequent events were evaluated. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A were available to be issued.

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

          The $10,904,792 patent is being amortized over its expected useful life of seven years. The excess of the purchase price over the tangible net assets and identifiable intangible assets was allocated to Goodwill. Accordingly, the Company recorded $1,086,763 in Goodwill as a result of the Woodland acquisition. In accordance with the Stock Purchase Agreement, during the nine months ended January 31, 2010, the Company adjusted the purchase price by recording an additional $148,673 of Goodwill which was in the form of the return of acquisition date cash and working capital to Woodland’s previous owner. In addition, during the nine months ended January 31, 2010, the Company reduced Goodwill by $70,508 to reflect the impact of the consolidation of PSM. The Woodland purchase price is expected to be finalized after the Company completes its assessment of the fair values of the fixed assets acquired in this acquisition.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

5. Debt

	January 31, 2010	April 30, 2009

	(as restated)
Line of Credit
Revolving line of credit with a related party up to $500,000 at an interest rate of 8%per annum. Interest payable monthly; line matures February 10, 2010. See also note 9, Related Party Transactions.[1]	$265,000	$385,000

Long-term Debt
Note payable to Internet University; payments due quarterly based on the achievement of certain cash flow targets. At January 31, 2010 and April 30, 2009 the interest rate was 4.58%.[2]	$1,464,199	$1,500,000
Note payable to IU Investments, LLC, due March 15, 2010. At January 31, 2010 and April 30, 2009 the interest rate was 16.0%. [3]	740,000	1,755,000
Purchase Money Note Payable, due February 23, 2012. At January 31, 2010 and April 30, 2009 the interest rate was 12.0%. See also note 9, Related Party Transactions.	4,200,000	4,200,000
Secured Debenture, due February 23, 2012. At October 31 and April 30, 2009 the interest rate was 12.0%. See also note 9, Related Party Transactions.	3,100,000	3,100,000
Various notes payable to related parties, due February 17, 2010. At April 30, 2009 the interest rate was 10%.	3,333	58,333
Note payable due February 17, 2010. At April 30, 2009 the interest rate was 10%.	—	30,000

Total debt	9,507,532	10,643,333
Less current portion of long-term debt	(1,943,333)	(2,143,333)

Non-current portion of long-term debt	$7,564,199	$8,500,000

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

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

          The Company issued no stock options pursuant to this plan during the nine months ended January 31, 2010.

          A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	January 31, 2010

	Shares Reserved for Grant	Awards Available for Grant

		(as restated)
Incentive Stock Plan	4,000,000	2,256,000
Stock Compensation Plan	4,000,000	3,120,000

	8,000,000	5,376,000

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

          For the three month periods ended January 31, 2010 and 2009, the Company recognized $75,414 and $122,235 of stock-based compensation expense, respectively, and for the nine month periods ended January 31, 2010 and 2009, the Company recognized $196,911 and $241,124 of stock-based compensation expense, respectively. As of January 31, 2010 there was $701,745 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.31 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

8. Business Segments

          The following table summarizes selected financial information for each operating segment:

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Three Months Ended January 31, 2010
Revenue	$1,246,271	$1,659,172	$—	$2,905,443
Income (loss) from continuing operations before tax	50,931	(201,432)	(664,558)	(815,059)
Net (loss) income	50,931	(201,432)	(664,558)	(815,059)
Total assets	2,323,739	13,303,967	16,095	15,643,801
Intangibles	527,774	9,476,783	—	10,004,557
Goodwill	—	1,164,928	554,986	1,719,914
Depreciation and amortization	85,734	508,407	31,633	625,774

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Three Months Ended January 31, 2009
Revenue	$728,382	$—	$—	$728,382
Loss from continuing operations before tax	(105,804)	—	(495,023)	(600,827)
Net (loss) income	(105,804)	—	(495,023)	(600,827)
Total assets	1,758,247	—	3,334,587	5,092,834
Intangibles	861,111	—	—	861,111
Goodwill	—	—	3,236,986	3,236,986
Depreciation and amortization	86,933	—	26,358	113,291

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Nine Months Ended January 31, 2010
Revenue	$3,270,380	$5,478,018	$—	$8,748,398
Income (loss) from continuing operations before tax	138,417	520,233	(1,899,751)	(1,241,101)
Net (loss) income	138,417	520,233	(1,899,751)	(1,241,101)
Total assets	2,323,739	13, 303,967	16,095	15,643,801
Intangibles	527,774	9,476,783	—	10,004,557
Goodwill	—	1, 164,928	554,986	1, 719,914
Depreciation and amortization	260,802	1,550,626	88,003	1,899,431

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Nine Months Ended January 31, 2009
Revenue	$1,342,232	$—	$—	$1,342,232
Income (loss) from continuing operations before tax	(169,867)	—	(809,130)	(978,997)
Net (loss) income	(169,867	—	(809,130)	(978,997)
Total assets	1,758,247	—	3,334,587	5,092,834
Intangibles	861,111	—	—	861,111
Goodwill	—	—	3,236,986	3,236,986
Depreciation and amortization	144,889	—	78,327	223,216

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

          As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc. A member of the Company’s Board of Directors as well as one of the former members of Leadstream is the president of a division of Internet University, Inc. The Company paid $35,801 of principal on this note and recorded interest of $101,655 on this facility during the nine month period ended January 31, 2010. The balance of this note totaled $1,410,765 at January 31, 2010.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

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

          After taking into account unplanned litigation related legal fees totaling $306,223 along with non-cash depreciation & amortization and stock-based compensation expense totaling $196,911, and $1,899,431, respectively, the Company’s pro-forma net income for the nine month period ended January 31, 2010 would have totaled approximately $1,161,464. See the table below for more details. We expect to continue generating positive operating cash flows through the end of our fiscal year.

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

	For the nine month period ended January 31, 2010	Per share data

Net Loss	$(1,241,101)	$(0.01)

Unplanned litigation related legal fees	306,223	0.00

Non-cash charges:
Stock-based compensation	196,911	0.00
Depreciation and amortization	1,899,431	0.01

Total non-cash charges	2,096,342	0.02

Pro-Forma Net Income	$1,161,464	$0.01

Weighted average common shares outstanding:
Basic and diluted	86,196,578	86,196,578

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

Corporate

Selling, General and Administrative (as restated)

          Selling, general and administrative (“SG&A”) expenses totaled $1,061,667 for the nine month period ended January 31, 2010 as compared to $920,157 for the corresponding period in the prior year. The increase of $141,510 is primarily due to the fact that we continued to develop our operations and build our corporate infrastructure. Thus, we experienced increased corporate overhead expenses including stock-based compensation, accounting, legal, board of directors and other related costs involved in managing a publicly traded company.

Liquidity and Capital Resources (as restated)

          As of January 31, 2010, we had a working capital deficit of approximately $4.3 million and cash of $621,923. Our working capital deficit is primarily related to the short-term nature of selected tranches of the debt we issued to finance our acquisitions and has deteriorated slightly from our April 30, 2009 year end deficit which totaled approximately $4.1 million. This deterioration is primarily due to the fact that $1.2 million of long term debt became current during the nine months ended January 31, 2010. Though we expect that we will refinance a substantial portion of these short-term obligations, there can be no guarantee that we will be successful in doing so. We believe the cash flows from our existing operations will be adequate to manage our debt commitments should we be unsuccessful in refinancing our short-term obligations.

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