Form 10-K
period 2010-04-30
Cornerworld Corp
filed 2010-08-13
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended April 30, 2010
Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from _________ to _________

Commission File Number: 333-128614

CORNERWORLD CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12404 Park Central Suite 400
Dallas, Texas 75251
(Address of principal executive offices)

(214) 224-1000
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)   Yes ☐    No ☑

As of October 31, 2009, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.06 was approximately $5,746,099. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose. As of August 10, 2010, there were 95,518,317 shares of the registrant’s common stock outstanding.

PART I

ITEM 1. BUSINESS

Overview and Plan of Operation

Company History
Cornerworld Corporation (hereinafter referred to as “Cornerworld”, the “Company”, “we” “our” or “us”) was incorporated on November 9, 2004, in the State of Nevada. Effective May 2007, we changed our name to Cornerworld Corporation. Our principal executive offices are currently located at 12404 Park Central, Suite 400, Dallas, Texas 75251. Our telephone number is (214) 224-1000 and our fiscal year-end is April 30.

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

As a result of the Woodland Acquisition, Ranger became a wholly-owned subsidiary of Woodland Wireless. In addition, pursuant to a Unit Purchase Agreement (the “Unit Purchase Agreement”) entered into on the Effective Date among Woodland Holdings, Phone Services and More, L.L.C., doing business as Visitatel (“Visitatel”), T2 Communications, L.L.C. (“T2 Communications”) and Ned B. Timmer, Woodland Holdings agreed to purchase all of the outstanding voting member units of each of Visitatel and T2 Communications, for an aggregate purchase price of $300,000. Final consummation of the transactions contemplated by the Unit Purchase Agreement remains subject to the satisfaction of certain closing conditions.

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

Business Segments

Our business consists primarily of three integrated business segments: (i) direct marketing services, (ii) communications services and (iii) corporate. Our direct marketing services segment is primarily comprised of our Enversa Companies and subsidiaries. Our communication services segment consists of the Ranger Wireless Group and the entities comprising the T2 Group, which, although they are not owned by us, are controlled by us pursuant to the terms of the Unit Purchase Agreement and, therefore, treated by us as variable interest entities (“VIE’s”) and consolidated for accounting purposes. Our on-line media network segment is comprised primarily of CornerWorld, Inc. For financial information relating to our business segments, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

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

Employees

As of April 30, 2010, including leased employees, we had an aggregate of 27 full-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

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

ITEM 3. LEGAL PROCEEDINGS

          On December 11, 2009, the Company, received a letter (the “Notice”) from an attorney representing Mr. Ned Timmer (“Timmer”) which alleged certain defaults with respect to that certain Secured Debenture issued by the Company and the Company’s wholly-owned subsidiary, Woodland Holdings, in favor of Timmer, with a maturity date of February 23, 2012, that certain Purchase Money Note issued by Woodland Holdings in favor of Timmer with a maturity date of February 23, 2012, and certain related security agreements and collateral perfection agreements all of which were in connection with the Woodland Acquisition. Further, on December 14, 2009, the Company received documents from Timmer pursuant to which Timmer purported to appoint new directors and officers of each of the Woodland’s subsidiaries.

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

          On December 21, 2009, the Company presented its arguments in the United States District Court for the Western District of Michigan. On December 22, 2009, the judge issued an order (the “Order”) which denied Timmer’s request for an injunction against the Company and granted the Company’s request for injunction against Timmer. Among other things, the injunction ordered: (1) The actions taken by Timmer on December 10, 2009 to gain corporate control over Woodland are deemed null and void; (2) Timmer shall return to CornerWorld all collateral and/or property belonging to the Company over which he has asserted control, including, but not limited to, the funds contained in bank accounts; and (3) Timmer shall be removed from active management of the Woodland employees, but shall be retained on the Board of Directors of the Company. The Company immediately moved to comply with the Order.

          On December 31, 2009, Timmer filed a motion for reconsideration and the Company immediately responded.

          On January 7, 2010, Timmer’s motion for reconsideration was denied.

          The Company entered into mediation discussions with Mr. Timmer on June 21, 2010. The parties did not agree to a settlement as a result of the mediation discussions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable

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

	High	Low

2010
Quarter ended April 30, 2010	$0.05	$0.02
Quarter ended January 31, 2010	0.06	0.03
Quarter ended October 31, 2009	0.06	0.05
Quarter ended July 31, 2009	0.10	0.05
2009
Quarter ended April 30, 2009	$0.41	$0.10
Quarter ended January 31, 2009	0.47	0.15
Quarter ended October 31, 2008	0.79	0.20
Quarter ended July 31, 2008	0.80	0.26

On October 6, 2006 the Company obtained regulatory approval to post common shares for quoting on the OTC Bulletin Board.

As of August 3, 2010, there were approximately70 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

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

Since the Company’s common stock is deemed to be penny stock, trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in the Company’s Common Stock and may affect the ability of the Company’s stockholders to sell their shares.

Recent Issuances of Unregistered Stock

The Company issued 31,450,000 shares of its common stock pursuant to the exercise on July 23, 2009 of a warrant issued to Mr. Ned B. Timmer in connection with the Woodland Acquisition. The proceeds from this exercise totaled $100. Since the transaction was not a public offering within the meaning of Section 4(2) of the Securities Act, the issuance was deemed exempt from registration.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements of operations data for the years ended April 30, 2010, 2009 and 2008 and the balance sheet data at April 30, 2010 and 2009 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

	For the Year Ended April 30:			For the period from September 1, 2006 to

	2010	2009	2008	April 30, 2007

Revenue	$11,446,700	$3,940,672	$—	$—
Costs of goods sold	3,601,914	1,574,859	—	—

Gross profit (loss)	7,844,786	2,365,813	—	—

Total operating expenses	(7,890,895)	(4,282,152)	(4,968,077)	(28,081)

Income (loss) from operations	(46,109)	(1,916,339)	(4,968,077)	(28,081)
Other (expense) income, net	(1,724,108)	(636,649)	(8,016)
Income taxes	—	(10,500)	—	—

Net Loss	$(1,770,217)	$(2,563,488)	$(4,976,093)	$(28,081)

Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.07)	$(0.00)

Shares used in calculation of loss per share:
Basic and diluted	88,490,098	52,745,577	66,768,133	62,700,000

Consolidated Balance Sheet Data:

	April 30,

	2010	2009	2008	2007

Cash and cash equivalents	$590,163	$601,743	$45,164	$110,873
Total Assets	$14,923,441	$17,627,095	$298,293	$148,944
Long-term obligations	$9,629,199	$10,825,000	$—	$—
Total Shareholders’ equity (deficit)	$(1,502,318)	$16,624	$(131,184)	$125,094

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

Overview:
CornerWorld Corporation is a holding Company whose wholly owned subsidiaries operate in three rapidly changing business segments. Cornerworld Inc. is an Interactive Media Company with a focus in direct marketing that leverages its proprietary lead generation engine to garner qualified leads (consumers) for Fortune 1000 advertisers across social networking websites, niche based websites, its own burgeoning music portal and offline venues. Cornerworld.com is a free, groundbreaking business management and social networking platform that empowers independent content creators to share and profit from their skills.

Fiscal Year 2010 Highlights:

•	We paid down approximately $1.7 million in principal on our outstanding debt.

•	We completed the integration of our Enversa Acquisition and our Woodland Acquisition via centralization of the accounting, treasury and human resources functions.

•	We began to leverage the benefits of our centralized accounting platform by closing and consolidating every month and reporting results to our Board of Directors.

•	We hired a Chief Financial Officer, relocated our accounting and human resources functions to our corporate offices and built an internal sales force.

•

One of our debt holders extended its repayment terms for almost two years while another group of lenders agreed to an amortization of their debt as opposed to being paid a earnings based formula driven “scrape”.

•

After removal of non-recurring legal fees totaling $514,403 along with non-cash depreciation & amortization and stock-based compensation expense totaling $2,369,941 and $256,175, respectively, the Company’s pro-forma profit for the year ended April 30, 2010 would have totaled approximately $1,370,302. See the table that follows for more details. The Company expects to continue to generate positive operating cash flows for the fiscal year ended April 30, 2011.

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

	April 30, 2010			April 30, 2009

	Total		Per share data	Total	Per share data

Net Loss	$(1,770,217)		$(0.02)	$(2,563,488)	$(0.05)

Non-recurring charges:
Legal	514,403		0.01	738,351	0.01
Merger & acquisitions related charges	—		—	890,000	0.02

Total non-recurring charges	514,403		0.01	1,628,351	0.03

Non-cash charges:
Stock-based compensation	256,175		0.00	379,916	0.01
Depreciation and amortization	2,369,941	[1]	0.03	791,821	0.01

Total non-cash charges	2,626,116		0.03	1,171,737	0.02

Pro-Forma Net Income	$1,370,302		$0.02	$236,600	$0.00

Weighted average common shares outstanding:
Basic and diluted	88,490,098			52,745,577

[1] Amount includes $46,666 in impairment losses on assets no longer in service.

Critical Accounting Policies and Estimates

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”), the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. All guidance contained in the ASC carries an equal level of authority. The ASC supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the changes in the ASC. The adoption of the ASC did not have a material impact on our consolidated financial statements.

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

Stock-Based Compensation

The Company accounts for awards made under its two stock-based compensation plans pursuant to the fair value provisions of ASC No. 718. ASC No. 718 requires the recognition of stock-based compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC No. 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company accounts for stock-based compensation in accordance with ASC No. 718 and estimates its fair value based on using the Black-Scholes option valuation model.

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

The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using the Black Scholes option valuation model. Because the Company’s options have certain characteristics that are significantly different from traded options, the Black Scholes option valuation model may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with ASC No. 718, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options.

See also Note 9 – Stock Based Compensation – to the consolidated financial statements contained in this report for additional information regarding our accounting policies for stock-based compensation.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended April 30, 2010, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations – Year ended April 30, 2010 compared to April 30, 2009

Direct marketing services

Our direct marketing services segment consists of our Enversa division. As previously noted, Enversa was acquired on August 27, 2008 and this annual report only includes operating data for that segment since that date. Accordingly, presentation of an analysis of current year’s operating results versus prior year operating results would be misleading. Please see Note 3 Acquisitions, in the attached financial statements for pro-forma financial data for the year ended April 30, 2009.

Communications services

Our communications services segment consists of all businesses acquired in the Woodland Acquisition. As previously noted, we closed the Woodland Acquisition on February 23, 2009 and this annual report only includes operating data for that segment since that date. Accordingly, presentation of an analysis of current year’s operating results versus prior year operating results would be misleading. Please see Note 3 Acquisitions, in the attached financial statements for pro-forma financial data for the year ended April 30, 2009.

Corporate

Our corporate segment, formerly called our on-line media networks segment, consists of the CornerWorld, Inc. division as well as expenses generated from our corporate group.

Revenues, Cost of Sales and Gross profit:

Our corporate segment had no revenue or gross profit for the year ended April 30, 2010 or the year ended April 30, 2009. We had no revenue generating operations in either period.

Selling, General and Administrative

Selling, general and administrative (SG&A) costs for our corporate segment totaled $1,495,867 for the year ended April 30, 2010 versus $2,588,830 for the corresponding period in the prior year. The decrease of $1,092,963 is primarily due to the impact of non-recurring legal fees and other merger related costs incurred in the year ended April 30, 2009 associated with our Enversa and Woodland acquisitions. This decrease was offset, to some extent, by increased headcount expenses associated with increasing our corporate infrastructure.

Net Loss

For the year ended April 30, 2010, we incurred a net loss for our corporate segment of $2,413,110 as compared to a net loss of $2,352,751 for the year ended April 30, 2009. The increase in net loss is primarily attributable to increases in interest expenses recognized as a result of debt incurred in connection with the Enversa and Woodland acquisitions.

Results of Operations – Year ended April 30, 2009 compared to April 30, 2008

Direct marketing services

As previously noted, Enversa was acquired on August 27, 2008 and this annual report only includes operating data for that segment since that date. Accordingly, presentation of an analysis of operating results for the year ended April 30, 2009 versus prior year operating results would be misleading. Please see Note 3 Acquisitions, in the attached financial statements for pro-forma financial data for the year ended April 30, 2009.

Communications services

As previously noted, we closed the Woodland Acquisition on February 23, 2009 and this annual report only includes operating data for that segment only since that date. Accordingly, presentation of an analysis of operating results for the year ended April 30, 2009 versus prior year operating results would be misleading. Please see Note 3 Acquisitions, in the attached financial statements for pro-forma financial data for the year ended April 30, 2009

Corporate

Revenues, Cost of Sales and Gross profit:
Our Corporate segment, which was formerly known as our on-line media networks segment, had no revenue or gross profit for the year ended April 30, 2009. These results are consistent with the year ended April 30, 2008 when we were a development stage entity and were in the process of building our infrastructure. We had no revenue generating operations in either period.

Selling, General and Administrative
Selling, general and administrative (SG&A) costs for the segment totaled $2,588,830 for the year ended April 30, 2009 versus $496,977 for the corresponding period in the prior year. The increase of $2,091,853 is primarily due to the impact of merger related costs associated with our Enversa and Woodland acquisitions, The most substantial expenses incurred were merger and acquisition fees as well as legal fees totaling $890,000 and $738,351, respectively.

Net Loss

For the year ended April 30, 2009, we incurred a net loss for the segment of $2,352,751 compared to a net loss for the segment of $4,976,093 for the year ended April 30, 2008. The decrease in net loss is primarily attributable to the fact that the prior year figure included shell transaction costs in the form of common stock and stock options issued which totaled $4,055,000.

Liquidity and Capital Resources

As of April 30, 2010, we had a working capital deficit of approximately $4,273,292 and cash of $590,163. Our working capital deficit is primarily related to the short-term nature of selected tranches of the debt we issued to finance our acquisitions. Though we expect that we will be able to refinance a substantial portion of these short-term obligations, there can be no guarantee that we will do so, We believe the cash flows from our existing operations will be adequate to manage our debt commitments should we be unsuccessful in refinancing our short-term obligations.

Our investing activity for the year ended April 30, 2010, consisted primarily of the completion of the purchase of our general ledger platform.

We presently have a $500,000 line of credit with Internet University, Inc.; at April 30, 2010, we had approximately $215,000 outstanding under this credit line but no longer have access to the unused portion of this line. We have been making payments as prescribed pursuant to the line of credit agreement. We have no other bank financing or other external sources of liquidity. Our operations were our primary source of liquidity for the fiscal year ended April 30, 2010. We will need to obtain additional capital in order to maintain and expand our operations. We are currently investigating other financial alternatives, including additional equity and/or debt financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

Contractual Obligations

The following table presents our contractual obligations as of April 30, 2010:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years

Notes payable to related parties	$9,109,199	$1,505,000	$7,604,199	$—	$—
Line of credit with related party	215,000	215,000	—	—	—
Operating leases	176,370	176,370	—	—	—

Total	$9,500,569	$1,896,370	$7,604,199	$—	$—

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Inflation

We believe that, for the year ended April 30, 2010, inflation has not had a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and supplementary data are included in pages F-2 through F-24 of this Annual Report on Form 10-K.

Quarterly Results of Operation (Unaudited)

The following table presents the Company’s unaudited quarterly statements of operations for each of the eight quarters in the two-year period ended April 30, 2010. The information in the table should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained elsewhere in this report. The underlying unaudited financial statements are prepared on the same basis as the audited consolidated financial statements included in this report, which include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for the fair presentation of the Company’s financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future periods.

	Three Months Ended

	July 31, 2008	October 31, 2008	January 31, 2009	April 30, 2009	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010

Net sales	$—	$613,850	$728,382	$2,598,440	$2,914,655	$2,928,300	$2,905,443	$2,698,302
Cost of Sales	—	321,164	492,417	761,278	941,856	762,209	939,045	958,805

Gross profit	—	292,686	235,965	1,837,162	1,972,799	2,166,091	1,966,398	1,739,497
Selling, general and administrative expenses	115,560	459,929	681,724	2,233,118	1,045,071	1,191,975	1,721,780	1,562,128
Depreciation and amortization	—	84,398	113,291	594,132	649,005	624,652	625,774	470,510

Operating Income (loss)	(115,560)	(251,641)	(559,050)	(990,088)	278,723	349,464	(381,156)	(293,141)
Other income (expense), net	7,989	(18,958)	(41,777)	(583,903)	(682,929)	(371,300)	(433,903)	(235,975)

Loss before income taxes	(107,571)	(270,599)	(600,827)	(1,573,991)	(404,206)	(21,836)	(815,059)	(529,116)
Income tax expense	—	—	—	(10,500)	—	—	—	—

Net loss	$(107,571)	$(270,599)	$(600,827)	$(1,584,491)	$(404,206)	$(21,836)	$(815,059)	$(529,116)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	58,498,752	45,911,795	46,991,795	59,834,609	67,053,100	95,768,317	95,768,317	95,602,587

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) CONTROLS AND PROCEDURES

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

          The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of April 30, 2010. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness, as discussed further below under Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

          Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and the company’s CFO and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in conformity with U.S. GAAP and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

          As of April 30, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2010, as a result of the identification of the material weakness described below.

          A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

          Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

          The Company’s management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties. In addition, due to the small size of the accounting staff, the Company does not have adequate personnel required to document and test internal controls other than the personnel actually performing the required duties.

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

Management’s Remediation Plan

          Management determined that a material weakness existed due to a lack of an adequate number of personnel in the accounting department. Management has hired a sufficient number of resources to aid in the timeliness of the financial statement close process leading to the correct preparation, review, presentation of and disclosures in our consolidated statements. However, the current size of the accounting department precludes management from adequately segregating duties amongst personnel and documenting and testing the internal controls under which the accounting department operates. Management believes that it has put sufficient review controls in place to mitigate the risks associated with the small size of the accounting department. However, we cannot assure you that, as circumstances change, any additional material weakness will not be identified.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item 10 is incorporated herein by reference to the applicable information in our definitive proxy statement related to the 2010 annual meeting of stockholders (the “2010 Proxy Statement”) to be filed not later than August 30, 2010 with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the applicable information in the 2010 Proxy Statement to be filed not later than August 30, 2010 with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the applicable information in the 2010 Proxy Statement to be filed not later than August 30, 2010 with the Securities and Exchange Commission. The information required by Item 201(d) of Regulation S-K is included in this Form 10-K under Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the applicable information in the 2010 Proxy Statement to be filed not later than August 30, 2010 with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the applicable information in the 2010 Proxy Statement to be filed not later than August 30, 2010 with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1.) Financial Statements

The reports of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page F-1 of this Annual Report on Form 10-K.

Financial Information

(2.) Schedules

None.

(3.) Exhibits

The exhibits to this report are listed in the exhibit index below.

(b) Description of exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
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

3.1

Articles of Incorporation of CornerWorld Corporation formerly known as Olympic Weddings International, Inc., dated November 9, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed September 27, 2005).

3.2

Bylaws of CornerWorld Corporation formerly known as Olympic Weddings International, Inc., dated November 9, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed September 27, 2005).

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

10.9w

Warrant to purchase 31,450,000 shares of Cornerworld Corporation common stock, dated February 23, 2009, issued to Ned B. Timmer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.10w

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

10.22w

Warrant to purchase 250,000 shares of Cornerworld Corporation common stock, dated February 23, 2009, issued by Cornerworld Corporation to Peter Lazor (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.23w

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

10.25w

Employment Agreement between CornerWorld Corporation and Scott N. Beck dated August 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A, filed July 27, 2010).

10.26w	Warrant issued to Marc Blumberg dated November 21, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A, filed July 27, 2010).

10.27w	Warrant issued to Marc Blumberg dated February 23, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A, filed July 27, 2010).

10.28w	Warrant issued to Scott N. Beck dated February 23, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A, filed July 27, 2010).

10.29

Amendment No. 1 to Promissory Note dated as of March 31, 2010 between CornerWorld Corporation and IU Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2010)

10.30

Amendment No. 2 to Line of Credit dated as of March 31, 2010 between Enversa Companies and Internet University, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2010)

10.31

Amendment No. 1 to Promissory Note dated as of March 31, 2010 between CornerWorld Corporation and Internet University, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2010)

10.32

Amendment No. 1 to Promissory Note dated as of March 31, 2010 between CornerWorld Corporation and Marc Blumberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2010)

10.33

Amendment No. 1 to Promissory Note dated as of March 31, 2010 between CornerWorld Corporation and Marc Pickren (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2010)

21.1*	Subsidiaries of Cornerworld Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
w	Management plan, compensatory arrangement or employment agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerworld, Corporation

August 12, 2010	By:	/s/ Scott Beck

Scott Beck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Beck	Chairman of the Board of Directors and	August 12, 2010

Scott Beck	Chief Executive Officer (Principal Executive Officer)

/s/ V. Chase McCrea III	Chief Financial Officer	August 12, 2010

V. Chase McCrea III	(Principal Financial and Accounting Officer)

/s/ Ned B. Timmer	Director	August 12, 2010

Ned B. Timmer

/s/ Peter A. Lazor	Director	August 12, 2010

Peter A. Lazor

/s/ Marc Blumberg	Director	August 12, 2010

Marc Blumberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
CornerWorld Corporation

We have audited the accompanying consolidated balance sheets of CornerWorld Corporation as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended April 30, 2010, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CornerWorld Corporation as of April 30, 2010 and 2009, and the consolidated results of its operations and cash flows for the three years ended April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
August 12, 2010

CornerWorld Corporation
Consolidated Balance Sheets
(Dollars and shares in thousands, except per share data)

	April 30,

	2010	2009

Assets
Current assets:
Cash	$590,163	$601,743
Accounts receivable, net	1,813,166	1,688,211
Prepaid expenses and other current assets	119,939	705,230

Total current assets	2,523,268	2,995,184

Property and equipment, net	700,387	1,545,451
Goodwill	2,136,836	1,641,749
Patent	9,087,326	10,645,154
Intangibles, net	444,440	777,776
Other assets	31,184	21,781

TOTAL ASSETS	$14,923,441	$17,627,095

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,432,129	$2,598,727
Accrued expenses	393,427	235,005
Line of credit	215,000	385,000
Notes payable, current portion	—	30,000
Notes payable related parties, current portion	1,505,000	2,113,333
Deferred revenue	197,769	235,000
Other current liabilities	1,053,235	1,488,406

Total current liabilities	6,796,560	7,085,471
Long-term liabilities:
Notes payable related parties, net of current portion	7,604,199	8,500,000
Other liabilities	2,025,000	2,025,000

Total liabilities	16,425,759	17,610,471

Commitments and Contingencies (See notes 1- 3,5- 10 and 12-14)

Stockholders’ equity (deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 95,518,317 and 64,318,317 shares issued and outstanding, at April 30, 2010 and April 30, 2009, respectively	95,518	64,318
Additional paid-in capital	7,740,043	7,519,968
Retained earnings (accumulated deficit)	(9,337,879)	(7,567,662)

Total stockholders’ equity (deficit)	(1,502,318)	16,624

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,923,441	$17,627,095

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation
Consolidated Statements of Operations

	For the Years Ended April 30,

	2010	2009	2008

Sales, net	$11,446,700	$3,940,672	$—

Costs of goods sold	3,601,914	1,574,859	—

Gross profit	7,844,786	2,365,813	—

Expenses:
Selling, general and administrative expenses	5,520,954	3,490,331	496,977
Depreciation and amortization	2,369,941	791,821	—
Common stock issued for consulting services	—	—	415,900
Common stock and options issued for shell acquisition transaction costs	—	—	4,055,200

Total Operating expenses	7,890,895	4,282,152	4,968,077

Operating loss	(46,109)	(1,916,339)	(4,968,077)

Other income (expense), net:
Interest expense	(1,713,752)	(339,434)	—
Other income (expense), net	(10,356)	(297,215)	(8,016)

Total other expense, net	(1,724,108)	(636,649)	(8,016)

Loss before income taxes	(1,770,217)	(2,552,988)	(4,976,093)
Income taxes	—	10,500	—

Net loss	$(1,770,217)	$(2,563,488)	$(4,976,093)

Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.07)

Weighted average number shares outstanding – basic and diluted	88,490,098	52,745,577	66,768,133

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation
Consolidated Statement of Stockholders’ Equity (Deficit)

			Additional		Total Stockholders’
	Common Shares		Paid-in	Accumulated	Equity

	Shares	Amount	Capital	Deficit	(deficit)

Balance, May 1, 2007	62,700,000	$62,700	$90,475	$(28,081)	$125,094
Reorganization/Recapitalization	3,662,500	3,663	(3,663)	—	—
Sale of common stock	182,210	182	200,318	—	200,500
Stock-based compensation expense	—	—	48,215	—	48,215
Common stock issued for consulting services	279,607	279	415,621	—	415,900
Common stock and options issued for shell acquisition transaction costs	544,000	544	570,656	—	571,200
Stock compensation plan options	—	—	3,484,000	—	3,484,000
Net loss	—	—	—	(4,976,093)	(4,976,093)

Balance, April 30, 2008	67,368,317	67,368	4,805,622	(5,004,174)	(131,184)
Retirement of common stock	(24,000,000)	(24,000)	24,000	—	—
Issuance of common shares for Enversa acquisition	3,600,000	3,600	158,400	—	162,000
Issuance of common shares for Woodland acquisition	2,500,000	2,500	110,000	—	112,500
Issuance of warrants associated with Woodland acquisition	—	—	1,383,800	—	1,383,800
Common stock issued as fee for loan	11,400,000	11,400	501,600	—	513,000
Common stock issued as fee for LOC extension	3,000,000	3,000	132,000	—	135,000
Common stock issued for consulting services	30,000	30	5,970	—	6,000
Common stock issued as fee for Notes payable	420,000	420	18,660	—	19,080
Stock-based compensation expense	—	—	379,916	—	379,916
Net loss	—	—	—	(2,563,488)	(2,563,488)

Balance, April 30, 2009	64,318,317	64,318	7,519,968	(7,567,662)	16,624
Exercise of warrants associated with Woodland acquisition	31,450,000	31,450	(31,350)	—	100
Stock-based compensation expense	—	—	256,175	—	256,175
Retirement of common stock in lieu of legal settlement	(250,000)	(250)	(4,750)	—	(5,000)
Net loss	—	—	—	(1,770,217)	(1,770,217)

Balance, April 30, 2010	95,518,317	$95,518	$7,740,043	$(9,337,879)	$(1,502,318)

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation
Consolidated Statements of Cash Flow

	For the Years Ended April 30,
	2010	2009	2008

Cash Flows from Operating Activities
Net loss	$(1,770,217)	$(2,563,488)	$(4,976,093)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,369,941	791,821	54,962
Provision for doubtful accounts	24,417	49,154	—
Stock-based compensation	256,175	379,916	48,215
Common stock issued for consulting services	—	—	415,900
Shell acquisition transaction costs	—	—	4,055,200
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(149,372)	(414,233)	(1,500)
Prepaid expenses and other current assets	585,291	(284,696)	—
Other assets	(9,403)	491,219	197,163
Goodwill	(78,165)	—	—
Accounts payable	833,402	2,105,206	(665)
Accrued expenses	158,422	(74,718)	129,129
Deferred revenue	(37,231)	(207,025)	—
Other liabilities	(435,171)	95,552	—

Net cash provided by (used in) operating activities	1,748,089	368,708	(77,689)

Cash Flows from Investing Activities
Purchases of property and equipment	(50,635)	(60,462)	(33,501)
Capitalized software development	—	—	(235,019)
Purchase of Woodlands Holdings Corporation	—	(1,900,000)	—

Net cash used in investing activities	(50,635)	(1,960,462)	(268,520)

Cash Flows from Financing Activities
Proceeds from notes payable	—	1,920,000	80,000
Principal payments on debt	(30,000)	—	—
Principal payments on related party notes receivable	(1,504,134)	(156,667)	—
Proceeds from line of credit, net of repayments	(170,000)	385,000	—
Proceeds from issuance of common stock	100	—	200,500
Consulting settlement in lieu of common stock	(5,000)	—	—

Net cash provided by (used in) financing activities	(1,709,034)	2,148,333	280,500

Net increase (decrease) in cash	(11,580)	556,579	(65,709)
Cash at beginning of year	601,743	45,164	110,873

Cash at end of year	$590,163	$601,743	$45,164

Cash paid for:
Interest	$1,243,042	$179,501	$2,136
Income taxes	$—	$—	$—
Non-Cash Investing Activities:
Purchase accounting reclassification of fixed assets to goodwill	$416,922	$—	$—
Goodwill adjustment related to consolidation of VIE’s	$(70,508)	$—	$—
Non-Cash Financing Activities:
Issuance of debt for Woodland Acquisition	$—	$7,300,000	$—
Issuance of common stock and warrants for Woodland acquisition	$—	$1,496,300	$—
Issuance of debt for Enversa Acquisition	$—	$1,500,000	$—
Issuance of common stock for Enversa acquisition	$—	$162,000	$—
Issuance of common stock in lieu of loan fees	$—	$667,080	$—

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation
Notes to Consolidated Financial Statement
April 30, 2010

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

Enversa is a technology-oriented direct response marketing company. Using its proprietary technology, Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa utilizes a pay-for-performance pricing model which ensures that they are billed solely for campaign performance.

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

As a result, Ranger became a wholly-owned subsidiary of Woodland Wireless. In addition, pursuant to a Unit Purchase Agreement (the “Unit Purchase Agreement”) entered into on the Effective Date among Woodland Holdings, Phone Services and More, L.L.C., doing business as Visitatel (“Visitatel”), T2 Communications, L.L.C. (“T2 Communications”) and Ned B. Timmer, Woodland Holdings agreed to purchase all of the outstanding voting member units of each of Visitatel and T2 Communications, for an aggregate purchase price of $300,000. Final consummation of the transactions contemplated by the Unit Purchase Agreement remains subject to certain closing conditions.

CornerWorld Corporation
Notes to Consolidated Financial Statement (Continued)
April 30, 2010

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

Although the entities comprising the T2 Group are not owned by us, they are controlled by us pursuant to the terms of the Unit Purchase Agreement and, therefore, treated by us as Variable Interest Entities (“VIE’s”) and consolidated for accounting purposes. The carrying amount of the assets of the T2 group totaled $215,133 while the carrying amount of the liabilities was $402,481 at April 30, 2010. With respect to the assets, $126,333 was classified as non-current while all the liabilities were considered to be current. Though there are no terms or contractual arrangements that require the Ranger Wireless Group to provide financial support to the T2 Group, absent the existence of the T2 Group, the Ranger Wireless Group would be unable to deliver services to its customers.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”), the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. All guidance contained in the Codification carries an equal level of authority. The ASC supersedes all existing non- SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the changes in the ASC. The adoption of the ASC did not have a material impact on our condensed consolidated financial statements.

Receivables

Accounts receivable include uncollateralized customer obligations due under normal trade terms requiring payment within 30-60 days from invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

CornerWorld Corporation
Notes to Consolidated Financial Statement (Continued)
April 30, 2010

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected resulting from past due amounts from customers. The allowance for doubtful accounts was $63,012 and $69,201 as of April 30, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

Enversa receives administrative support from its former parent company, Internet University, Inc. (“Internet University”). Included in such administrative support are human resources, accounting, information technology and facilities services. Enversa operates from office space provided by Internet University and utilizes furniture and equipment provided by Internet University in such office space. The costs of such services have been billed to Cornerworld and are reflected in the income statements in the total amount of $256,862 and $264,796 for the year ended April 30, 2010 and 2009, respectively. Management believes that the amounts recorded for these operating and administrative expenses are indicative of the actual costs and would not have been materially different had Enversa been operated on a standalone basis.

Additionally, all of CornerWorld’s and Enversa’s employees are leased to Enversa through an agreement between Cornerworld, Enversa, and Internet University, Inc. CornerWorld and Enversa employees are paid under the federal employer identification number and are included in the employee benefit programs, such as life, health and disability insurance and 401(k) of a subsidiary of Internet University. The selling, general and administrative expenses on the income statement reflects a total of $1,493,279 and $492,885 of actual salaries for CornerWorld’s corporate and Enversa personnel during the year ended April 30, 2010 and 2009, respectively, as well as an allocation of payroll taxes and employee benefits calculated at 15% of salary.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC No. 740 which requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

In accordance with ASC 260, the basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per share, if any, is computed similar to basic loss per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of the diluted loss per share as their effect would be anti-dilutive.

CornerWorld Corporation
Notes to Consolidated Financial Statements (Continued)
April 30, 2010

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

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at April 30, 2010.

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

CornerWorld Corporation
Notes to Consolidated Financial Statements (Continued)
April 30, 2010

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired. No impairment charges have been recorded as of April 30, 2010.

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

The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with ASC No. 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options. See also Note 7 Stock Based Compensation, for more details.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CornerWorld Corporation, its wholly owned subsidiaries and entities determined to meet the definition of VIE’s. All significant intercompany transactions and balances have been eliminated in consolidation.

Concentrations of cash and cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At April 30, 2010 and 2009, the Company had $81,652 and $63,262, respectively, in excess of that which is insured by a Federal Government agency.

Concentration of credit risk

Credit is extended based on an evaluation of the customer’s financial condition, and the Company does not require collateral. Write-offs of accounts receivable have historically been nominal. During the year ended April 30, 2010, the Company’s two largest customers merged. After consideration of the aforementioned merger, approximately 39.2 and 15.8% of total revenue was derived from the Company’s largest customer during the year ended April 30, 2010 and 2009, respectively. The Company had no such concentrations for the year ended April 30, 2008.

CornerWorld Corporation
Notes to Consolidated Financial Statements (Continued)
April 30, 2010

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

In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes standards on events that occur after the balance sheet date but prior to the issuance of the financial statements. This guidance distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, it requires disclosure of the date through which subsequent events were evaluated. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the audited consolidated financial statements included in this annual Report on Form 10-K were available to be issued.

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

3. Acquisitions

Acquisition of Leadstream

On August 27, 2008, Leadstream LLC merged with and into Enversa. The results of Leadstream’s operations have been included in the consolidated financial statements since that date. This business combination was accounted for as a purchase of Leadstream by Cornerworld Corporation in accordance with ASC 805, Business Combinations (“ASC 805”). The aggregate purchase price was $1,662,000 which was comprised of $1,500,000 in promissory notes, and 3,600,000 shares of common stock valued at $162,000. Because the Company’s common stock is so thinly traded, the value of the 3,600,000 common shares issued was determined based on the Company’s estimated enterprise value as of August 27, 2008.

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
April 30, 2010

The $1,000,000 of intangible assets relates to customer lists that have an expected useful life of three years. The excess of the purchase price over the tangible net assets and identifiable intangible assets was allocated to Goodwill. Accordingly, the Company recorded $554,987 in Goodwill as a result of the Enversa acquisition.

Woodland Acquisition

On February 23, 2009, Cornerworld completed the Woodland Acquisition. The results of Woodland’s operations have been included in the consolidated financial statements since that date. This business combination was accounted for as a purchase in accordance with ASC 805. The aggregate purchase price was $13,696,300 which was comprised of $1,900,000 in cash, a $3,100,000 Secured Debenture, a $4,200,000 Purchase Money Note, an earn-out of $2,700,000, $300,000 in payables subject to obtaining certain regulatory approvals, $1,383,800 for warrants to purchase 31,450,000 shares of the Company’s common stock and 2,500,000 shares of the Company’s common stock valued at $112,500. In addition, the Company capitalized fees totaling $513,000 associated with the issuance of the debt raised to pay the $1,900,000 cash consideration to the Woodland seller. These fees were expensed in their entirety during the year ended April 30, 2010. Due to the fact that Company’s common stock is so thinly traded, the value of the common shares and warrants issued was determined based on the Company’s estimated enterprise value as of February 23, 2009.

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

Pro Forma Summary Financial Data

The following un-audited condensed pro forma summary financial data presents our pro forma condensed combined financial information as if we had completed the acquisitions of Enversa and the businesses acquired in the Woodland Acquisition at the beginning of the year ended April 30, 2009:

Revenue	$11,253,978
Income from operations	(836,202)
Net Income	$(1,553,354)

Basic and diluted earnings per share	$(0.02)

Weighted average shares outstanding	64,318,317

CornerWorld Corporation
Notes to Consolidated Financial Statements (Continued)
April 30, 2010

4. Property and Equipment

          Property and equipment is summarized as follows at April 30:

	2010	2009

Computer equipment	$1,054,048	$1,543,276
Furniture	23,061	12,519
Vehicles	29,445	29,445
Software and capitalized website development costs	91,554	290,096

Total	1,198,108	1,875,336

Less: accumulated depreciation and amortization	(497,721)	(329,885)

Property and equipment, net	$700,387	$1,545,451

          Depreciation expense for property and equipment for the years ended April 30, 2010, 2009 and 2008 was $478,777, $259,514 and $54,962, respectively.

          The Company reclassified $416,922 from fixed assets to Goodwill as a result of an appraisal of the fair value of fixed assets acquired in the Woodland Acquisition.

5. Intangible Assets and Goodwill

Intangible Assets

          Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following at April 30:

	2010	2009	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3

	11,904,792	11,904,792
Accumulated amortization	(2,373,026)	(481,862)

	$9,531,766	$11,422,930

          Amortization expense related to identifiable intangible assets totaled $1,891,164 and $481,862 for the years ended April 30, 2010 and 2009, respectively. The estimated amortization for the next five years is as follows:

2011	$1,891,164
2012	1,668,940
2013	1,557,828
2014	1,557,828
2015	1,557,828

CornerWorld Corporation
Notes to Consolidated Financial Statements (Continued)
April 30, 2010

Goodwill

          Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with ASC 350. The provisions of ASC 350 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

          The changes in the carrying amount of goodwill for the year April 30, 2010 is as follows: (see Note 3 – Acquisitions and Disposals):

Balance as of May 1, 2008	$—
Goodwill acquired during the year ended April 30, 2009	1,641,749

Balance as of April 30, 2009	1,641,749
Increases in Goodwill due to true-up of acquisition date working capital	148,673
Purchase accounting adjustments	(70,508)
Purchase accounting mark to market of fixed assets	416,922

Balance as of April 30, 2010	$2,136,836

6. Debt

	As of April 30,

	2010	2009

Line of Credit
Revolving line of credit with a related party up to $500,000 at an interest rate of 8% per annum. Interest payable monthly; line matures December 31, 2010. See also note 12, Related Party Transactions.	$215,000	$385,000

Long-term Debt
Notes payable to Internet University and the other selling members of Leadstream; the notes mature December 31, 2012. At April 30, 2010 and 2009 the interest rate was 4.58%.	$1,444,199	$1,500,000
Note payable to IU Investments, LLC, due December 31, 2010. At April 30, 2010 and 2009 the interest rate was 16.0%.	665,000	1,755,000
Purchase Money Note Payable, due February 23, 2012. At April 30, 2010 and 2009 the interest rate was 12.0%. See also note 12, Related Party Transactions.	4,200,000	4,200,000
Secured Debenture, due February 23, 2012. At April 30, 2010 and 2009 the interest rate was 12.0%. See also note 12, Related Party Transactions.	2,800,000	3,100,000
Various notes payable to related parties, due February 17, 2010. At April 30, 2009 the interest rate was 16%. See also note 12, Related Party Transactions.	—	58,333
Note payable due February 17, 2010. At April 30, 2009 the interest rate was 10%.	—	30,000

Total debt	9,109,199	10,643,333
Less current portion of long-term debt	(1,505,000)	(2,143,333)

Non-current portion of long-term debt	$7,604,199	$8,500,000

CornerWorld Corporation
Notes to Consolidated Financial Statements (Continued)
April 30, 2010

The notes are collateralized by 100% of the assets of all companies and the notes themselves are all cross-defaulted.

The $1,500,000 notes payable are due to the three prior members of Leadstream. These notes bear an interest rate of 4.58%. As previously reported, the Company modified the amortization terms of this note, including the maturity date. The notes mature on December 31, 2012.

Regarding certain related party notes payable, a portion was payable to our chief executive officer, a portion was payable to a trust for the benefit of our chief executive officer’s mother while the remaining balance was payable to our chief executive officer’s cousin. The notes and related interest were paid in their entirety during the year ended April 30, 2010.

Future minimum principal payments pursuant to the above long term debt and line of credit agreements are as follows:

Year ending April 30
2011	$1,720,000
2012	6,325,000
2013	1,279,199

Total	$9,324,199

7. Leases

The Company leases its facilities under non-cancelable operating lease agreements. The leases expire on various dates through 2011 and provide for minimum monthly rents of approximately $10,833. Rent expense for the years ended April 30, 2010 and 2009 was approximately $486,263 and $126,391, respectively. See also Note 12, Related Party Transactions, for more details with respect to this lease. During the year ended April 30, 2008, the Company used the offices of its Chief Executive Officer for its minimal office facility needs for no consideration

Future minimum lease payments under non-cancelable leases are as follows:

2011	$176,370

Total lease payments	$176,370

8. Equity

Preferred Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no issued and outstanding preferred shares as of April 30, 2010.

Common Stock

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. As of April 30, 2010, 95,518,317 shares of common stock were issued and outstanding.

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

CornerWorld Corporation
Notes to Consolidated Financial Statements (Continued)
April 30, 2010

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

Warrants

The following summarizes the Company’s warrant transactions for the years ended April 30, 2010, 2009 and 2008:

	Number of Warrants	Weighted Average Exercise Price Per Share

Outstanding, May 1, 2007	—	$—
Granted	100,000	1.66

Outstanding and exercisable, April 30, 2008	100,000	$1.66
Granted	46,451,000	0.08
Cancelled or Expired	(1,750,000)	0.54

Outstanding, April 30, 2009	44,801,000	$0.08
Exercised	(31,450,000)	0.00
Reclassified from stock options	320,000	1.40

Outstanding, April 30, 2010	13,671,000	$0.32

Weighted average fair value of warrants granted:
2008	$1.30
2009	$0.07

The following table summarizes information about warrants outstanding as of April 30, 2010:

	Warrants Outstanding and Exercisable

Range of Exercise Prices	Number	Weighted Average Exercise Price

$0.20 - $1.40	13,571,000	$0.31
>= $1.66	100,000	$1.66

As part of the Woodland Acquisition, the Company issued warrants to Mr. Ned Timmer, the Woodland seller, an employee and a member of the Board of Directors. One warrant allowed Mr. Timmer to purchase 31,450,000 shares of the Company’s common stock for consideration of $100. Mr. Timmer exercised this warrant on July 23, 2009 and acquired 31,450,000 shares of the Company’s common stock.

CornerWorld Corporation
Notes to Consolidated Financial Statements (Continued)
April 30, 2010

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

The number of shares outstanding under the Company’s 2007 Incentive Stock Plan as of April 30, 2010 was 1,699,000. During the fiscal quarter ended January 31, 2009, the Company issued to consultants (i) 100,000 incentive stock options with an exercise price of $0.25; (ii) 75,000 stock options with an exercise price of $0.40; and (iii) 425,000 incentive stock options with an exercise price of $0.60.

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

As of April 30, 2010, 880,000 authorized shares under the Company’s 2007 Stock Compensation Plan had been granted. On November 21, 2008, the Company cancelled 3,680,000 options with an exercise price of $1.10 which had been issued to Crystal Blue Consulting on August 17, 2007. In addition, the Company issued 130,000 options with an exercise price of $0.20 to consultants.

Non-Qualified Options Agreement

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	April 30, 2010

	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	2,301,000
Stock Compensation Plan	4,000,000	3,120,000

	8,000,000	5,421,000

The Company issues awards to employees, qualified consultants and directors that generally vest over time based solely on continued employment or service during the related vesting period and are exercisable over a five to ten year service period.. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

CornerWorld Corporation
Notes to Consolidated Financial Statements (Continued)
April 30, 2010

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption ASC 718 is derived using the simplified method as defined in the SEC’s SAB No. 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	For the Year Ended April 30		For the period September 1 2006 through April 30,

	2010	2009	2007

Expected term (in years)	5.0	5.0	—
Expected volatility	99.1%	285.4%	—
Risk-free interest rate	2.3%	2.3%	—
Dividend yield	0.0%	0.0%	—

A summary of activity under the Stock Plans and changes during the years ended April 30, 2010. 2009 and 2008 is presented below:

	Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at May 1, 2007	—	$0.00
Granted	4,509,000	1.14
Cancelled/forfeited	—	—
Exercised	—	0.00	$—

Outstanding at April 30, 2008	4,509,000	$1.14	4.33	$—

Granted	2,320,000	0.43
Cancelled/forfeited	(4,135,000)	1.04
Exercised	—	—

Outstanding at April 30, 2009	2,694,000	$0.67	4.25	$0.00

Granted	250,000	0.20
Cancelled/forfeited	(45,000)	0.20
Reclassified to warrants **	(320,000)	1.40
Exercised	—	—

Outstanding at April 30, 2010	2,579,000	$0.54	3.47	$0.00

Options vested and expected to vest*	2,030,000	$0.36	3.46	$0.00

Options exercisable at end of period	787,893	$0.68	3.28	$0.00

*	Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.
**	Upon review of the instruments, the Company reclassified these options to warrants.

As of April 30, 2010, 2009 and 2008, the Company recognized $256,175, $379,916 and $48,215 of stock-based compensation expense, respectively. As of April 30, 2010, 2009 and 2008, there was $755,683, $1,178,576 and $3,403,565, respectively, of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.47 weighted average years.

CornerWorld Corporation
Notes to Consolidated Financial Statements (Continued)
April 30, 2010

10. Commitments and Contingencies

Litigation

On December 11, 2009, the Company, received a letter (the “Notice”) from an attorney representing Mr. Ned Timmer (“Timmer”) which alleged certain defaults with respect to that certain Secured Debenture issued by the Company and the Company’s wholly-owned subsidiary, Woodland Holdings, in favor of Timmer, with a maturity date of February 23, 2012, that certain Purchase Money Note issued by Woodland Holdings in favor of Timmer with a maturity date of February 23, 2012, and certain related security agreements and collateral perfection agreements all of which were in connection with the Woodland Acquisition. Further, on December 14, 2009, the Company received documents from Timmer pursuant to which Timmer purported to appoint new directors and officers of each of the Woodland’s subsidiaries.

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

On December 21, 2009, the Company presented its arguments in the United States District Court for the Western District of Michigan. On December 22, 2009, the judge issued an order (the “Order”) which denied Timmer’s request for an injunction against the Company and granted the Company’s request for injunction against Timmer. Among other things, the injunction ordered: (1) The actions taken by Timmer on December 10, 2009 to gain corporate control over Woodland are deemed null and void; (2) Timmer shall return to CornerWorld all collateral and/or property belonging to the Company over which he has asserted control, including, but not limited to, the funds contained in bank accounts; and (3) Timmer shall be removed from active management of the Woodland employees, but shall be retained on the Board of Directors of the Company. The Company immediately moved to comply with the Order.

On December 31, 2009, Timmer filed a motion for reconsideration and the Company immediately responded.

On January 7, 2010, Timmer’s motion for reconsideration was denied.

The Company entered into mediation discussions with Mr. Timmer on June 21, 2010. The parties did not agree to a settlement as a result of the mediation discussions.

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

CornerWorld Corporation
Notes to Consolidated Financial Statements (Continued)
April 30, 2010

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

The Company has an employment contract with Mr. Ned Timmer, the seller of Woodland, an employee and a member of the Board of Directors. The contract provides for an annual salary of $50,000 and expires February 23, 2011. The agreement contains certain severance payments, upon termination of employment (except for cause), as defined.

The Company has an employment contract with its Chief Marketing Officer. The contract provides for an annual salary of $200,000 and includes certain bonus provisions based on Enversa achieving certain earnings thresholds. This agreement expires in 2010. The agreement contains certain severance payments, upon termination of employment (except for cause), as defined.

The Company has an employment contract with its Chief Technology Officer. The contract provides for an annual salary of $92,000 and includes certain bonus provisions. This agreement expires in 2011. The agreement contains certain severance payments, upon termination of employment (except for cause), as defined.

The Company has an employment contract with two other critical employees. The contracts provide for annual salaries of $78,000 and $48,000, respectively, along with certain bonus provisions. Each agreement expires in 2011 and contain certain severance payments, upon termination of employment (except for cause), as defined.

Woodland Earnout

As detailed in Note 1, on February 23, 2009, Cornerworld completed the Woodland Acquisition. Among other consideration tendered, the Company accrued an earn-out payable to Mr. Ned Timmer, the Woodland seller, totaling $2,700,000. The earn-out was computed based on an estimated $675,000 payable to Mr. Timmer annually over each of the next 4 fiscal years and assumes Woodland achieves certain operating results. Actual payouts could differ from this estimate. As of April 30, 2010, the Woodland Seller had not met the thresholds necessary to receive a payout pursuant to the Earn Out agreement. The Earn-Out Agreement contains a catch-up provision whereby the threshold could be achieved at a later date. Accordingly, the liability has not yet been removed from the Company’s balance sheet.

T-2 Group Accrual

As detailed in Note 1, on February 23, 2009, Cornerworld completed the Woodland Acquisition. As part of the Unit Purchase Agreement, the Company agreed to acquire certain operating assets and liabilities of the T2 Group after receiving regulatory approval for the purchase of these assets and the satisfaction of other closing conditions which have not yet been met. Although the entities comprising the T2 Group are not owned by us, they are controlled by us pursuant to the terms of the Unit Purchase Agreement and, therefore, treated by us as VIE’s and consolidated for accounting purposes. The Company has accrued $300,000 pursuant to the Unit Purchase Agreement for this contingency.

CornerWorld Corporation
Notes to Consolidated Financial Statements (Continued)
April 30, 2010

11. Segment Reporting

The Company operates in three integrated business segments: (i) direct marketing services, (ii) communications services and (iii) Corporate, formerly, on-line media networks:

	For the Year Ended April 30

	2010	2009	2008

Net sales:
Direct Marketing Services	$4,530,341	$2,384,302	$—
Communications Services	6,916,359	1,556,370	—
Corporate	—	—	—

Total segment net sales	$11,446,700	$3,940,672	$—
Income (loss) before taxes:
Direct Marketing Services	$100,946	$(200,689)	$—
Communications Services	541,947	452	—
Corporate	(2,413,110)	(2,352,751)	(4,976,093)

Total segment loss before taxes	$(1,770,217)	$(2,552,988)	$(4,976,093)
Depreciation and amortization included in operating income:
Direct Marketing Services	$347,736	$231,824	$—
Communications Services	1,856,030	404,867	—
Corporate	166,175	155,130	54,962

Total segment depreciation and amortization	$2,369,941	$791,821	$54,962
Intangible assets:
Direct Marketing Services	$444,440	$777,776	$—
Communications Services	9,087,326	10,645,154	—
Corporate	—	—	—

Total segment identifiable assets	$9,531,766	$11,422,930	$—
Goodwill:
Direct Marketing Services	$—	$—	$—
Communications Services	1,581,850	1,086,763	—
Corporate	554,986	554,986	—

Total segment identifiable assets	$2,136,836	$1,641,749	$—
Total assets:
Direct Marketing Services	$2,282,836	$2,059,914	$—
Communications Services	13,081,476	10,907,407	—
Corporate	(440,871)	4,659,774	298,293

Total segment identifiable assets	$14,923,441	$17,627,095	$298,293

There were no material intersegment sales. Operating income is defined as third party sales less operating expenses. All of the Company’s business activities are conducted within the United States geographic boundaries.

CornerWorld Corporation
Notes to Consolidated Financial Statements (Continued)
April 30, 2010

12. RELATED PARTY TRANSACTIONS

During a portion of the year ended April 30, 2010, the Company used the offices of its Chief Executive Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

Enversa receives administrative support from Internet University, Inc., which was one of the three former members of Leadstream. Included in such administrative support are human resources, accounting, IT and facilities services.

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was originally intended to expire on February 23, 2009. From time to time, Enversa and Internet University amended the line of credit, which extended the maturity date until December 31, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in CornerWorld’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that Cornerworld and Enversa receives or is at any time entitled to receive. There was an outstanding balance of $215,000 under the line of credit at April 30, 2010 and the Company no longer has access to the unused portion. The Company recognized interest expenses totaling $23,575 during the year ended April 30, 2010 related to this line of credit.

As previously noted, on February 23, 2009, the Company completed the Woodland Acquisition. Pursuant to the acquisition, the Company issued debt and equity securities to Mr. Ned Timmer who became a member of the Board of Directors and the President of the Company’s Woodland division. Mr. Timmer is the holder of the Company’s $4,200,000 secured debenture as well as a holder of the Company’s $3,100,000 purchase money note. The Company recognized interest expenses payable to Mr. Timmer totaling approximately $886,333 and $160,000 on these two facilities during the years ended April 30, 2010 and 2009, respectively. In addition, the Company leases office space for the Company's Woodland division from an entity owned by Mr. Timmer. During the year ended April 30, 2010, the Company paid approximately $211,644 in rent and management fees to Mr. Timmer as a result of this lease.

During the year ended April 30, 2009, the Company issued 420,000 shares of its common stock to our chief executive officer, a trust for the benefit of our chief executive officer’s mother and to our chief executive officer’s cousin in connection with their agreement to extend the term on certain notes payable.

In connection with the closing of the Woodland Acquisition, the Company issued 1,321,000 warrants to our Chief Executive Officer to purchase the Company’s common stock at an exercise price of $0.20 per share. As of April 30, 2010, the Company has accrued liabilities totaling approximately $315,000 to our Chief Executive Officer.

As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc. A member of the Company’s Board of Director as well as one of the selling partners of Enversa is the president of Internet University, Inc. The Company recorded interest of $115,247 and $46,301 on this facility during the years ended April 30, 2010 and 2009, respectively.

As part of the Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. A member of the Company’s Board of Director as well as one of the selling partners of Enversa is an employee of the parent of IU Investments LLC. The Company recorded interest of $177,219 and $42,476 on this facility during the years ended April 30, 2010 and 2009, respectively.

CornerWorld Corporation
Notes to Consolidated Financial Statements (Continued)
April 30, 2010

13. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Due to continued losses from operations, since the inception of the Company, no provision for income taxes has been made in these financial statements. The Company’s cumulative deferred tax asset is valued as follows:

Year Ended	Estimated NOL Carryforward	NOL Expiration	Estimated Tax Benefit for NOL	Valuation Allowance	Net Tax Benefit

4/30/2007	$(20,081)	2027	$9,548	$(9,548)	$—
4/30/2008	(4,976,093)	2028	1,691,625	(1,691,625)	—
4/30/2009	(2,563,488)	2029	868,528	(868,528)	—
4/30/2010	$(1,770,217)	2030	586,902	(586,902)	—

			$3,156,603	$(3,156,603)	$—

The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

14. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were available to be issued.

On May 4, 2010, the Company’s T2 subsidiary settled a lawsuit with a service provider for $400,000. The Company received the proceeds of the settlement on June 9, 2010.