Form 10-Q
period 2010-07-31
Cornerworld Corp
filed 2010-09-14
CIK 1338242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010

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

(214) 224-1000
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ____  No ____

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of September 9, 2010 was 95,518,317.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of July 31, 2010 and April 30, 2010	1
	Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 2010 and 2009	2
	Condensed Consolidated Statement of changes in stockholders’ deficit for the Three Months Ended July 31, 2010	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2010 and 2009	4
	Notes to Condensed Consolidated Financial Statements	5
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
3	Quantitative and Qualitative Disclosures about Market Risk	19
4	Controls and Procedures	19

	PART II. OTHER INFORMATION

1	Legal Proceedings	20
1A	Risk Factors	20
2	Unregistered Sales of Equity Securities and Use of Proceeds	20
3	Defaults Upon Senior Securities	20
4	[Removed and Reserved]	20
5	Other Information	20
6	Exhibits	20

	Signatures	21

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation
Condensed Consolidated Balance Sheets

	July 31, 2010	April 30, 2010

Assets	(unaudited)	(audited)
Current assets:
Cash	$904,660	$590,163
Accounts receivable (net of allowance for doubtful accounts of $79,484 and $63,012 at July 31, 2010 and April 30, 2010, respectively)	1,508,789	1,813,166
Prepaid expenses and other current assets	100,491	119,939

Total current assets	2,513,940	2,523,268

Property and equipment, net	609,721	700,387
Goodwill	2,136,836	2,136,836
Patent	8,697,869	9,087,326
Intangibles, net	361,106	444,440
Other assets	28,133	31,184

TOTAL ASSETS	$14,347,605	$14,923,441

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,051,323	$3,432,129
Accrued expenses	352,928	393,427
Line of credit	140,000	215,000
Notes payable related parties, current portion	1,700,000	1,505,000
Deferred revenue	96,328	197,769
Other current liabilities	1,349,145	1,053,235

Total current liabilities	6,689,724	6,796,560
Long-term liabilities:
Notes payable related parties, net of current portion	7,079,199	7,604,199
Other liabilities	2,025,000	2,025,000

Total liabilities	15,793,923	16,425,759

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 95,518,317 shares issued and outstanding, at July 31, 2010 and April 30, 2010	95,518	95,518
Additional paid-in capital	7,777,299	7,740,043
Accumulated deficit	(9,319,135)	(9,337,879)

Total stockholders’ deficit	(1,446,318)	(1,502,318)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,347,605	$14,923,441

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended July 31,

	2010	2009

Sales, net	$2,877,603	$2,914,655

Costs of goods sold	1,028,384	941,856

Gross profit	1,849,219	1,972,799

Expenses:
Selling, general and administrative expenses	1,421,404	1,045,071
Depreciation and amortization	568,000	649,005

Total Operating expenses	1,989,404	1,694,076

Operating income (loss)	(140,185)	278,723

Other income (expense), net:
Interest expense	(259,511)	(672,596)
Other income (expense), net	418,440	(10,333)

Total other income (expense), net	158,929	(682,929)

Income (loss) before income taxes	18,744	(404,206)
Income taxes	—	—

Net income (loss)	$18,744	$(404,206)

Basic and diluted earnings (loss) per share	$0.00	$(0.01)

Basic and diluted weighted average number shares outstanding	95,518,317	67,053,100

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Stockholders’ Deficit
(unaudited)

	Common Shares

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, April 30, 2010	95,518,317	$95,518	$7,740,043	$(9,337,879)	$(1,502,318)
Stock-based compensation expense	—	—	37,256	—	37,256
Net income	—	—	—	18,744	18,744

Balance, July 31, 2010	95,518,317	$95,518	$7,777,299	$(9,319,135)	$(1,446,318)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months ended July 31,

	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$18,744	$(404,206)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	568,000	649,005
Provision for doubtful accounts	27,445	15,000
Stock-based compensation	37,256	46,883
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	276,932	(405,579)
Prepaid expenses and other current assets	19,448	253,476
Goodwill	—	(48,430)
Other assets	3,051	(7,535)
Accounts payable	(380,806)	55,177
Accrued expenses	(40,499)	386,057
Deferred revenue	(101,441)	61,667
Other liabilities	295,910	(465,764)

Net cash provided by operating activities	724,040	135,751

Cash Flows from Investing Activities
Purchases of property and equipment	(4,543)	(28,437)

Net cash used in investing activities	(4,543)	(28,437)

Cash Flows from Financing Activities
Proceeds from exercise of warrants	—	100
Principal payments on related party notes payable	(330,000)	(487,467)
Payments on related party line of credit	(75,000)	(45,000)
Principal payments on debt	—	(30,000)

Net cash used in financing activities	(405,000)	(562,367)

Net increase (decrease) in cash	314,497	(455,053)
Cash at beginning of period	590,163	601,743

Cash at end of period	$904,660	$146,690

Cash paid for:
Interest	$258,260	$339,000
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Notes to Condensed Consolidated Financial Statements July 31, 2010
(unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements as of July 31, 2010 and for the three months ended July 31, 2010 and 2009 contained in this Quarterly Report (collectively, the Unaudited Interim Condensed Consolidated Financial Statements) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three month period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ equity include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld Corporation consolidated financial statements as of and for the year ended April 30, 2010, as filed with the SEC on Form 10-K.

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

Enversa, a subsidiary of the Company, is a technology-oriented direct response marketing company. Using its proprietary technology, Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa utilizes a pay-for-performance pricing model which is very appealing to clients because it ensures that they are billed solely for campaign performance.

The Company operates several ad networks and a proprietary request for proposal (RFP) technology that highlights promotional offers from a variety of corporate clients.

On February 23, 2009, the Company completed its acquisition (the “Woodland Acquisition”) of all of the issued and outstanding equity interests of each of Woodland Wireless Solutions, Ltd. (“Woodland Wireless”), West Michigan Co-Location Services, L.L.C. (“WMCLS”) and T2 TV, L.L.C. (“T2 TV”), and forty voting member units of S Squared, LLC, doing business in the state of Michigan as “Ranger Wireless LLC” (“Ranger”), through its newly-formed wholly-owned subsidiary, Woodland Holdings Corp. (“Woodland Holdings”), pursuant to the terms of a Stock Purchase Agreement, dated February 23, 2009 (the “Effective Date”), by and among Woodland Holdings, the Company, Ned B. Timmer and HCC Foundation (“HCC Foundation”). Immediately following the Woodland Acquisition, the forty voting member units of Ranger that were purchased by Woodland Holdings were contributed to Woodland Wireless and all other issued and outstanding voting member units of Ranger remained held by Woodland Wireless.

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

The Company’s year-end is April 30th.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and joint ventures as well as all entities deemed to qualify as Variable Interest Entities (“VIE’s”). All significant intercompany transactions and balances have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to US GAAP and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) No. 850 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts receivable-related party, accounts payable, accounts payable-related party, accrued liabilities, and notes payable approximate their estimated fair values due to their short-term maturities.

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

For Woodland Wireless, the majority of revenue is derived from month-to-month, bundled service contracts for the phone, television and internet services used by each customer. Revenue is recognized as the services are provided.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired. No impairment charges have been recorded as of July 31, 2010.

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

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with ASC No. 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options. See also Note 6 Stock Based Compensation, for more details.

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

3. Intangible Assets

Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following:

	July 31, 2010	April 30, 2010	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3

	11,904,792	11,904,792
Accumulated amortization	(2,845,817)	(2,373,026)

	$9,058,975	$9,531,766

Amortization expense related to identifiable intangible assets totaled $472,791 and $472,265 for the three months ended July 31, 2010 and 2009, respectively.

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Debt

	July 31, 2010	April 30, 2010

Line of Credit
Revolving line of credit with a related party up to $500,000 at an interest rate of 8% per annum. Interest payable monthly; line matures December 31, 2010. See also note 8, Related Party Transactions.	$140,000	$215,000

Long-term Debt
Notes payable to Internet University and the other selling members of Leadstream; the notes mature December 31, 2012. At July 31, 2010 and April 30, 2010 the interest rate was 4.58%.	$1,414,199	$1,444,199
Note payable to IU Investments, LLC, due December 31, 2010. At July 31, 2010 and April 30, 2010 the interest rate was 16.0%.	665,000	665,000
Purchase Money Note Payable, due February 23, 2012. At July 31, 2010 and April 30, 2010 the interest rate was 12.0%. See also note 8, Related Party Transactions.	4,200,000	4,200,000
Secured Debenture, due February 23, 2012. At July 31, 2010 and April 30, 2010 the interest rate was 12.0%. See also note 8, Related Party Transactions.	2,500,000	2,800,000

Total debt	8,779,199	9,109,199
Less current portion of long-term debt	(1,700,000)	(1,505,000)

Non-current portion of long-term debt	$7,079,199	$7,604,199

The notes are collateralized by 100% of the assets of all companies and the notes themselves are all cross-defaulted.

5. Commitments and Contingencies

Litigation

On December 11, 2009, the Company received a letter (the “Notice”) from an attorney representing Mr. Ned Timmer (“Timmer”) which alleged certain defaults with respect to that certain Secured Debenture issued by the Company and the Company’s wholly-owned subsidiary, Woodland Holdings, in favor of Timmer, with a maturity date of February 23, 2012, that certain Purchase Money Note issued by Woodland Holdings in favor of Timmer with a maturity date of February 23, 2012, and certain related security agreements and collateral perfection agreements all of which were in connection with the Woodland Acquisition. Further, on December 14, 2009, the Company received documents from Timmer pursuant to which Timmer purported to appoint new directors and officers of each of Woodland’s subsidiaries.

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

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

The Company entered into mediation discussions with Mr. Timmer on June 21, 2010 and again on August 11, 2010. The parties did not agree to a settlement as a result of the mediation discussions.

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

Woodland Earnout

As detailed in Note 1, on February 23, 2009, Cornerworld completed the Woodland Acquisition. Among other consideration tendered, the Company accrued an earn-out payable to Mr. Ned Timmer, the Woodland seller, totaling $2,700,000. The earn-out was computed based on an estimated $675,000 payable to Mr. Timmer annually over 4 fiscal years and assumes Woodland achieves certain operating results. As of January 31, 2010, the first measurement date, Woodland had not met the thresholds necessary for Mr. Timmer to receive a payout pursuant to the Earn Out agreement. The Earn-Out Agreement contains a catch-up provision whereby the threshold could be achieved at a later date. Accordingly, the liability for the first year’s earnout provision has not yet been removed from the Company’s balance sheet.

T-2 Group Accrual

As detailed in Note 1, on February 23, 2009, Cornerworld completed the Woodland Acquisition. As part of the Unit Purchase Agreement, the Company agreed to acquire certain operating assets and liabilities of the T-2 Group.  As previously noted, final consummation of the transactions contemplated by the Unit Purchase Agreement remains subject to ongoing discussions among the parties. The Company has accrued $300,000 pursuant to the Unit Purchase Agreement for this contingency.

6. Stock-Based Compensation

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

The Company issued no stock options pursuant to this plan during the three months ended July 31, 2010.

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

The Company issued no stock options pursuant to this plan during the three months ended July 31, 2010.

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	July 31, 2010

	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	2,975,000
Stock Compensation Plan	4,000,000	3,120,000

	8,000,000	6,095,000

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

For the three month periods Ended July 31,

	2010	2009

Expected term (in years)	—	—
Expected volatility	—	—
Risk-free interest rate	—	—
Dividend yield	—	—

A summary of activity under the Stock Plans and changes during the period ended July 31, 2010 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term(Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2010	2,579,000	$0.54	3.47	$0.00
Cancelled/forfeited	(674,000)	1.00
Exercised	—	—

Outstanding at July 31, 2010	1,905,000	$0.38	3.43	$0.00

Options vested and expected to vest*	1,905,000	$0.38	3.43	$0.00

Options exercisable at end of period	597,958	$0.42	3.35	$0.00

*	Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.

As of July 31, 2010 and 2009, the Company recognized $37,256 and $46,883 of stock-based compensation expense, respectively. As of July 31, 2010 there was $468,463 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 4.0 weighted average years.

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Business Segments

The following table summarizes selected financial information for each operating segment:

Three Months Ended July 31, 2010	Direct Marketing Services	Communications Services	Corporate	Consolidated

Revenue	$1,176,030	$1,701,573	$—	$2,877,603
Income (loss) from continuing operations before tax	(146,752)	556,164	(390,668)	18,744
Net (loss) income	(146,752)	556,164	(390,668)	18,744
Total assets	1,106,600	12,660,514	580,491	14,347,605
Intangibles	361,106	8,697,869	—	9,058,975
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	85,032	473,535	9,433	568,000

Three Months Ended July 31, 2009	Direct Marketing Services	Communications Services	Corporate	Consolidated

Revenue	$982,196	$1,932,459	$—	$2,914,655
Income (loss) from continuing operations before tax	9,303	304,418	(717,927)	(404,206)
Net (loss) income	9,303	304,418	(717,927)	(404,206)
Total assets	2,018,354	13,066,951	1,659,237	16,744,542
Intangibles	694,968	10,255,697	—	10,950,665
Goodwill	—	1,135,193	554,986	1,690,179
Depreciation and amortization	86,934	535,712	26,359	649,005

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

8. Related Party Transactions

Enversa receives administrative support from Internet University, Inc., which was one of the three former members of Leadstream. Included in such administrative support are human resources, accounting, IT and facilities services.

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was originally intended to expire on February 23, 2009. From time to time, Enversa and Internet University amended the line of credit, which extended the maturity date until December 31, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in the Company’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that the Company and Enversa receives or is at any time entitled to receive. There was an outstanding balance of $140,000 under the line of credit at July 31, 2010 and the Company no longer has access to the unused portion. The Company recognized interest expenses totaling $2,059 during the three month period ended July 31, 2010 related to this line of credit.

As previously noted, on February 23, 2009, the Company completed the Woodland Acquisition. Pursuant to the acquisition, the Company issued debt and equity securities to Mr. Ned Timmer who became a member of the Board of Directors and the President of the Company’s Woodland division. Mr. Timmer is the holder of the Company’s $4,200,000 secured debenture as well as a holder of the Company’s $3,100,000 purchase money note; the Company has made multiple principal payments on the purchase money note, including a payment totaling $300,000 during the three month period ended July 31, 2010. The purchase money note balance now stands at $2,500,000. The Company recognized interest expenses payable to Mr. Timmer totaling approximately $213,900 and $219,000 on the secured debenture and the purchase money note during the three month periods ended July 31, 2010 and 2009, respectively.

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

In addition, the Company leases office space for the Company's Woodland division from an entity owned by Mr. Timmer. During the three month periods ended July 31, 2010 and 2009, the Company paid approximately $52,911 and 52,911, respectively, in rent and management fees to Mr. Timmer as a result of this lease.

In connection with the closing of the Woodland Acquisition, the Company issued 1,321,000 warrants to our Chief Executive Officer to purchase the Company’s common stock at an exercise price of $0.20 per share. As of July 31, 2010, the Company has accrued liabilities totaling approximately $285,000 to our Chief Executive Officer.

As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc. and other selling partners of Enversa.   A member of the Company’s Board of Directors as well as one of the selling partners of Enversa is the president of Internet University, Inc. The Company made principal payments totaling $30,000 during the three month period ended July 31, 2010 on the facility.  In addition, the Company recorded interest of $43,552 and $78,828 on this facility during the three month periods ended July 31, 2010 and 2009, respectively.  The balance of the facility totaled $1,414,199 at July 31, 2010.

As part of the Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. A member of the Company’s Board of Directors as well as one of the selling partners of Enversa is the President of Internet University. The Chief Executive Officer of Internet University is the sole manager of IU Investments LLC. The Company recorded interest of $26,819 and $219,000 on this facility during the three month periods ended July 31, 2010 and 2009, respectively.   The balance of this note totaled $665,000 at July 31, 2010.

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

Three Months ended July 31, 2010 Highlights:

•	We continue to generate positive operating cash flow and paid down approximately $405,000 in principal on our outstanding debt.

•

After removal of non-recurring legal fees totaling $173,417 along with non-cash depreciation & amortization and stock-based compensation expense totaling $568,000 and $37,256, respectively, the Company’s pro-forma profit for the three months ended July 31, 2010 would have totaled approximately $797,417. See the table that follows for more details. The Company expects to continue to generate positive operating cash flows for the fiscal year ended April 30, 2011.

We define “pro-forma net income” as net loss after removal of (i) unplanned litigation related legal fees and (ii) non-cash charges, including depreciation and amortization and stock-based compensation. Management believes pro-forma net income provides useful additional information concerning the Company’s potential profitability. However, pro-forma net income is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”). Accordingly, pro-forma net income should not be considered an alternative to net income as an indicator of operating performance. The table below provides a reconciliation between GAAP net income and pro-forma net income.

	For the three month period ended July 31, 2010	Per share data

Net Income	$18,744	$0.00

Unplanned litigation related legal fees	173,417	0.00

Non-cash charges:
Stock-based compensation	37,256	0.00
Depreciation and amortization	568,000	0.01

Total non-cash charges	605,256	0.01

Pro-Forma Net Income	$797,417	$0.01

Weighted average common shares outstanding:
Basic and diluted	95,518,317	95,518,317

Service Offerings

The Company’s business consists of three integrated service offerings: (i) direct marketing services, (ii) communication services and (iii) corporate (formerly on-line media networks). See also Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements – Business Segments for additional segment information.

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

Use of Estimates and Critical Accounting Policies

In preparing our condensed consolidated unaudited financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income (loss) from operations, and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include allowance for doubtful accounts, impairment of long-lived assets (including goodwill), revenue recognition and stock-based compensation. In addition, please refer to Note 2 of the Notes to the Unaudited Condenses Consolidated Financial Statements for further discussion of our accounting policies.

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

Revenue Recognition

It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

See also Note 6 – Stock Based Compensation of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding our accounting policies for stock-based compensation.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended July 31, 2010, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended July 31, 2010 to the three months ended July 31, 2009

Direct marketing services

Our direct marketing services segment consists of our Enversa division.

Revenues, Cost of Sales and Gross profit:

Our direct marketing segment had revenues totaling $1,176,030 for the three month period ended July 31, 2010 as compared to $982,196 for the three month period ended July 31, 2009. This increase is due to adddition of an internal sales organization at our Enversa division as well as due to the utilization of existing employee base in diverse service areas including mobile, search engine optimization and performance marketing.

Similarly, gross profit at our direct marketing segment increased for the three months ended July 31, 2010 to $494,316 from $442,510 for the three month period ended July 31, 2009. Gross profit as a percentage of revenue decreased from 45.1% to 42.0% due to an increase in sales of lower margin services.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses totaled $553,977 for the three months ended July 31, 2010 as compared to $320,879 for the corresponding period in the prior year. The increase of $233,098 is primarily due to the fact that we invested in building a prospecting database and an internal sales process which created corresponding increases in headcount, rent and utilities. In addition, we recorded bad debt expense of $27,445 for the three month period ended July 31, 2010 related to problems associated with revenues from one customer.

Net Loss

Net loss totaled $146,752 for the three months ended July 31, 2010 as compared to net income of $9,303 for the corresponding period in the prior year. The net loss is primarily due to the SG&A increases associated with the investment in building a prospecting database and our internal sales organization. In addition, we recorded bad debt expense of $27,445 for the three month period ended July 31, 2010 related to problems associated with revenues from one customer.

Communications services

Our communications services segment consists of all the businesses acquired in the Woodland Acquisition.

Revenues, Cost of Sales and Gross profit:

Our communications services segment had revenues totaling $1,701,573 for the three month period ended July 31, 2010 as compared to $1,932,459 for the three month period ended July 31, 2009. This decrease is primarily due to the fact that our two largest customers merged in the second half of calendar year 2009 and, accordingly, the Company experienced a reduction in  roaming revenues.

For the same reasons, gross profit decreased for the three months ended July 31, 2010 to $1,354,903 from $1,530,289 for the three month period ended July 31, 2009. Gross profit as a percentage of revenue remained relatively flat at 79.6% during the three months ended July 31, 2010 versus 79.2% during the corresponding period in the prior year.

Selling, General and Administrative

SG&A expenses totaled $529,739 for the three months ended July 31, 2010 as compared to $460,681 for the corresponding period in the prior year. The increase of $69,058 is primarily due to non-recurring legal expenses which totaled $173,417 incurred during the three month period ended July 31, 2010.  Absent legal expenses, SG&A for the three months ended July 31, 2010 would have totaled $356,322 a decrease of $104,359 from the prior year period.  This decrease is attributable primarily to staffing reductions and other cost saving measures enacted at our communications services segment.

Net Income

Net income totaled $556,164 for the three months ended July 31, 2010 as compared to net income of $304,418 for the corresponding period in the prior year. The increase of $251,746 is primarily due to the fact that we received a favorable lawsuit settlement during the three month period ended July 31, 2010. In addition, interest expenses were slightly down resulting from the pay down of debt.  These increases were offset, to some extent, by the decrease in revenues related to the merger of our two largest customers during the second half of 2009.

Corporate (formerly On-line media networks)

Our corporate segment consists of the CornerWorld, Inc. division as well as expenses generated from our corporate group.

Revenues, Cost of Sales and Gross profit:

By its nature, the Corporate group generates no revenues or gross profit.

Selling, General and Administrative

SG&A costs totaled $337,688 for the quarter ended July 31, 2010 versus $263,331 for the corresponding period in the prior year. The increase of $74,357 is primarily due to the fact that we continued to develop our operations, including the relocation of all accounting and human resources personnel to our Dallas office.  These costs had previously been borne in the SG&A of their respective divisions.  Expenses for this segment also include all costs associated with corporate overhead, including accounting, legal, corporate governance and other related costs involved in being a publicly traded company.

Liquidity and Capital Resources

As of July 31, 2010, we had a working capital deficit of approximately $4,175,784 and cash of $904,660. Our working capital deficit is primarily related to the short-term nature of selected tranches of the debt we issued to finance our acquisitions. Though we expect that we will refinance a substantial portion of these short-term obligations, there can be no guarantee that we will do so, We believe the cash flows from our existing operations will be adequate to manage our debt commitments should we be unsuccessful in refinancing our short-term obligations.

Our investing activity for the three months ended July 31, 2010, consisted primarily of $4,543 of capital expenditures.

We presently have a $500,000 line of credit with Internet University, Inc.  At July 31, 2010, we had approximately $140,000 outstanding under this credit line, but we no longer have access to the unused portion of this line. We have been making payments as prescribed pursuant to the line of credit agreement. We have no other bank financing or other external sources of liquidity. We source all of our liquidity through our operations. This was our fifth consecutive quarter where the Company’s operations generated positive operating cash flow and we expect that trend to continue.

We may need to obtain additional capital in order to expand our operations. We are currently investigating other financial alternatives, including additional equity and/or debt financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that any additional financing will become available to us, and if available, that such financing will be on terms acceptable to us.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2010. Based on that evaluation, the Company’s chief executive office and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness, described above, related to a shortage of resources in the accounting department.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Numbers	Description	Method of Filing

31.1	Rule 13a-14(a) Certification by our chief executive officer	(1)
31.2	Rule 13a-14(a) Certification by our chief financial officer	(1)
32.1	Section 1350 Certification by our chief executive officer	(2)
32.2	Section 1350 Certification by our chief financial officer	(2)

(1)	Filed herewith.
(2)	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERWORLD CORPORATION

Registrant

September 14, 2010	/s/ V. Chase McCrea III

V. Chase McCrea III
Chief Financial Officer