Form 10-Q
period 2010-10-31
Cornerworld Corp
filed 2010-12-15
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2010

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
Yes ___  No   X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of December 14, 2010 was 95,518,317.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):	1

	Condensed Consolidated Balance Sheets as of October 31, 2010 and April 30, 2010	2

	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended October 31, 2010 and 2009	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months Ended October 31, 2010	3

	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended October 31, 2010 and 2009	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

3	Quantitative and Qualitative Disclosure about Market Risk	20

4	Controls and Procedures	20

	PART II. OTHER INFORMATION

1	Legal Proceedings	21

1A	Risk Factors	21

2	Unregistered Sales of Equity Securities and Use of Proceeds	21

3	Defaults Upon Senior Securities	21

4	[Removed and Reserved]	21

5	Other Information	21

6	Exhibits	21

	Signatures	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation
Condensed Consolidated Balance Sheets

	October 31, 2010	April 30, 2010

	(unaudited)	(audited)
Assets
Current assets:
Cash	$686,731	$590,163
Accounts receivable (net of allowance for doubtful accounts of $52,452 and $63,012 at October 31, 2010 and April 30, 2010, respectively)	1,792,626	1,813,166
Prepaid expenses and other current assets	79,673	119,939

Total current assets	2,559,030	2,523,268

Property and equipment, net	533,316	700,387
Goodwill	2,136,836	2,136,836
Patent	8,308,412	9,087,326
Intangibles, net	277,772	444,440
Other assets	28,127	31,184

TOTAL ASSETS	$13,843,493	$14,923,441

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,122,076	$3,432,129
Accrued expenses	479,828	393,427
Line of credit	65,000	215,000
Notes payable related parties, current portion	1,895,000	1,505,000
Deferred revenue	171,062	197,769
Other current liabilities	1,361,882	1,053,235

Total current liabilities	7,094,848	6,796,560
Long-term liabilities:
Notes payable related parties, net of current portion	6,554,199	7,604,199
Other liabilities	2,025,000	2,025,000

Total liabilities	15,674,047	16,425,759

Commitments and Contingencies (Notes 4, 5,6 and 8)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 95,518,317 shares issued and outstanding, at October 31, 2010 and April 30, 2010	95,518	95,518
Additional paid-in capital	7,814,670	7,740,043
Retained earnings (accumulated deficit)	(9,740,742)	(9,337,879)

Total stockholders’ deficit	(1,830,554)	(1,502,318)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,843,493	$14,923,441

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,

	2010	2009	2010	2009

Sales, net	$2,950,294	$2,928,300	$5,827,896	$5,842,955

Costs of goods sold	914,778	762,209	1,943,162	1,704,065

Gross profit	2,035,516	2,166,091	3,884,734	4,138,890

Expenses:
Selling, general and administrative expenses	1,708,213	1,191,975	3,129,617	2,237,046
Depreciation and amortization	564,183	624,652	1,132,183	1,273,657

Total Operating expenses	2,272,396	1,816,627	4,261,800	3,510,703

Operating income (loss)	(236,880)	349,464	(377,066)	628,187

Other income (expense), net:
Interest expense	(247,929)	(371,280)	(507,440)	(1,043,876)
Other income (expense), net	63,208	(20)	481,643	(10,353)

Total other expense, net	(184,721)	(371,300)	(25,797)	(1,054,229)

Loss before income taxes	(421,601)	(21,836)	(402,863)	(426,042)
Income taxes	—	—	—	—

Net loss	$(421,601)	$(21,836)	$(402,863)	$(426,042)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$(0.01)

Basic and diluted weighted average number shares outstanding	95,518,317	95,768,317	95,518,317	81,410,708

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Stockholders’ Deficit
(unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Shares

	Shares	Amount

Balance, April 30, 2010	95,518,317	$95,518	$7,740,043	$(9,337,879)	$(1,502,318)
Stock-based compensation expense	—	—	74,627	—	74,627
Net loss	—	—	—	(402,863)	(402,863)

Balance, October 31, 2010	95,518,317	$95,518	$7,814,670	$(9,740,742)	$(1,830,554)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months ended October 31,

	2010	2009

Cash Flows from Operating Activities
Net loss	$(402,863)	$(426,042)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,132,183	1,273,657
Provision for doubtful accounts	27,445	30,000
Stock-based compensation	74,627	121,497
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(6,905)	(218,260)
Prepaid expenses and other current assets	40,266	424,452
Goodwill	—	(48,430)
Other assets	3,057	(15,143)
Accounts payable	(310,053)	(270,881)
Accrued expenses	86,401	436,114
Deferred revenue	(26,707)	317,530
Other liabilities	308,647	(480,273)

Net cash provided by operating activities	926,098	1,144,221

Cash Flows from Investing Activities
Purchases of property and equipment	(19,530)	(45,584)

Net cash used in investing activities	(19,530)	(45,584)

Cash Flows from Financing Activities
Proceeds from notes payable	—	—
Proceeds from exercise of warrants	—	100
Principal payments on related party notes payable	(660,000)	(949,134)
Payments on related party line of credit	(150,000)	(90,000)
Principal payments on debt	—	(30,000)

Net cash used in financing activities	(810,000)	(1,069,034)

Net increase in cash	96,568	29,603
Cash at beginning of period	590,163	601,743

Cash at end of period	$686,731	$631,346

Cash paid for:
Interest	$507,770	$659,733
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Notes to Condensed Consolidated Financial Statements
October 31, 2010
(unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements as of October 31, 2010 and for the three and six month periods ended October 31, 2010 and 2009 contained in this Quarterly Report (collectively, the Unaudited Interim Condensed Consolidated Financial Statements) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and six month periods ended October 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ equity include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld Corporation consolidated financial statements as of and for the year ended April 30, 2010, as filed with the SEC on Form 10-K, and the unaudited interim condensed consolidated financial statements as of and for the period ended July 31, 2010, as filed with the SEC on Form 10-Q.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired. No impairment charges have been recorded as of October 31, 2010.

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

3. Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following:

	October 31, 2010	April 30, 2010	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3

	11,904,792	11,904,792
Accumulated amortization	(3,318,608)	(2,373,026)

	$8,586,184	$9,531,766

Amortization expense related to identifiable intangible assets totaled $472,791 and $473,317 for the three month periods ended October 31, 2010 and 2009, respectively, and $945,582 and $945,582 for the six month periods ended October 31, 2010 and 2009, respectively.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Debt

	October 31, 2010	April 30, 2010

Line of Credit
Revolving line of credit with a related party up to $500,000 at an interest rate of 8% per annum. Interest payable monthly; line matures December 31, 2010. See also note 9, Related Party Transactions.	$65,000	$215,000

Long-term Debt
Note payable to Internet University; payments due quarterly based on the achievement of certain cash flow targets. At October 31 and April 30, 2010 the interest rate was 4.58%.	$1,384,199	$1,444,199
Note payable to IU Investments, LLC, due December 31, 2012. At October 31 and April 30, 2010 the interest rate was 16.0%.	665,000	665,000
Purchase Money Note Payable, due February 23, 2012. At October 31 and April 30, 2010 the interest rate was 12.0%. See also note 8, Related Party Transactions.	4,200,000	4,200,000
Secured Debenture, due February 23, 2012. At October 31 and April 30, 2010 the interest rate was 12.0%. See also note 8, Related Party Transactions.	2,200,000	2,800,000

Total debt	8,449,199	9,109,199
Less current portion of long-term debt	(1,895,000)	(1,505,000)

Non-current portion of long-term debt	$6,554,199	$7,604,199

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

On November 16, 2010, the judge in the United States District Court for the Western District of Michigan issued two orders (the “Second Orders”) which dismissed most of Timmer’s default claims while also simultaneously denying his request for relief from the preliminary injunction entered on December 22, 2009.  The Second Orders did deny CornerWorld’s claim for summary judgment.

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

Woodland Earn-out

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

On December 9, 2010, the Company received notice of a demand for arbitration with respect to Timmer’s earn-out computation for the measurement period ending January 31, 2010.

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

The Company issued 200,000 stock options to its Chief Financial Officer during the three months ended October 31, 2010 pursuant to this plan.

Stock Compensation Plan

On August 17, 2007, the Company’s board of directors adopted and implemented the Company’s 2007 Stock Compensation Plan. The total number of shares of the Company’s common stock which may be purchased or granted directly by Options, Stock Awards or Warrants under the Compensation Plan shall not exceed 4,000,000 shares of the Company’s common stock.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Awards granted to a participant of the Company shall become exercisable over a period of no longer than 5 years, and may vest as determined at the Company’s discretion at the time of grant.

The Company issued no stock options pursuant to this plan during the three or six month periods ended October 31, 2010.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	October 31, 2010

	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	2,775,000
Stock Compensation Plan	4,000,000	3,120,000

	8,000,000	5,895,000

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

	For the three month periods Ended October 31		For the six month periods Ended October 31

	2010	2009	2010	2009

Expected term (in years)	5.0	5.0	5.0	5.0
Expected volatility	99.1%	99.1%	99.1%	99.1%
Risk-free interest rate	2.3%	2.3%	2.3%	2.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%

A summary of activity under the Stock Plans and changes during the period ended October 31, 2010 is presented below:

	Weighted-Average

	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2010	2,579,000	$0.54	3.47	$0.00
Issued	200,000	$0.20	5.00	$0.00
Cancelled/forfeited	(674,000)	1.42
Exercised	—	—

Outstanding at October 31, 2010	2,105,000	$0.37	3.35	$0.00

Options vested and expected to vest*	1,905,000	$0.40	3.70	$0.00

Options exercisable at end of period	694,964	$0.42	3.11	$0.00

*	Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.

For the three month periods ended October 31, 2010 and 2009, the Company recognized $37,371 and $74,614  of stock-based compensation expense, respectively, and for the six month periods ended October 31, 2010 and 2009, the Company recognized $74,627 and $121,497 of stock-based compensation expense, respectively. As of October 31, 2010 there was $437,939 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.70 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Business Segments

The following table summarizes selected financial information for each operating segment:

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Three Months Ended October 31, 2010
Revenue	$1,282,356	$1,667,938	$—	$2,950,294
Income (loss) from continuing operations before tax	50,644	(7,057)	(465,188)	(421,601)
Net (loss) income	50,644	(7,057)	(465,188)	(421,601)
Total assets	1,140,054	12,173,565	529,874	13,843,493
Intangibles	277,772	8,308,412	—	8,586,184
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	83,334	474,309	6,540	564,183

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Three Months Ended October 31, 2009
Revenue	$1,041,913	$1,886,387	$—	$2,928,300
Income (loss) from continuing operations before tax	80,183	417,247	(519,266)	(21,836)
Net (loss) income	80,183	417,247	(519,266)	(21,836)
Total assets	1,999,807	13,606,810	649,389	16,256,006
Intangibles	611,108	9,866,240	—	10,477,348
Goodwill	—	1,135,193	554,986	1,690,179
Depreciation and amortization	88,134	506,507	30,011	624,652

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Six Months Ended October 31, 2010
Revenue	$2,458,385	$3,369,511	$—	$5,827,896
Income (loss) from continuing operations before tax	(96,109)	549,107	(855,861)	(402,863)
Net (loss) income	(96,109)	549,107	(855,861)	(402,863)
Total assets	1,140,054	12,173,565	529,874	13,843,493
Intangibles	277,772	8,308,412	—	8,586,184
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	168,366	947,844	15,973	1,132,183

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Six Months Ended October 31, 2009
Revenue	$2,024,109	$3,818,846	$—	$5,842,955
Income (loss) from continuing operations before tax	89,486	721,665	(1,237,193)	(426,042)
Net (loss) income	89,486	721,665	(1,237,193)	(426,042)
Total assets	1,999,807	13,606,810	649,389	16,256,006
Intangibles	611,108	9,866,240	—	10,477,348
Goodwill	—	1,135,193	554,986	1,690,179
Depreciation and amortization	175,068	1,042,219	56,370	1,273,657

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

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was originally intended to expire on February 23, 2009. From time to time, Enversa and Internet University amended the line of credit, which extended the maturity date until December 31, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in the Company’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that the Company and Enversa receives or is at any time entitled to receive. There was an outstanding balance of $65,000 under the line of credit at October 31, 2010 and the Company no longer has access to the unused portion. The Company recognized interest expenses totaling $6,236 during the six month period ended October 31, 2010 related to this line of credit.

As previously noted, on February 23, 2009, the Company completed the Woodland Acquisition. Pursuant to the acquisition, the Company issued debt and equity securities to Mr. Ned Timmer who became a member of the Board of Directors and the President of the Company’s Woodland division. Mr. Timmer is the holder of the Company’s $4,200,000 secured debenture as well as a holder of the Company’s $3,100,000 purchase money note; the Company has made multiple principal payments on the purchase money note, including payments totaling $600,000 during the six month period ended October 31, 2010. The purchase money note balance now stands at $2,200,000. The Company recognized interest expenses payable to Mr. Timmer totaling approximately $414,800 and $438,000 on the secured debenture and the purchase money note during the six month periods ended October 31, 2010 and 2009, respectively.

In addition, the Company leases office space for the Company's Woodland division from an entity owned by Mr. Timmer. During the six month periods ended October 31, 2010 and 2009, the Company paid approximately $105,822 and 105,822, respectively, in rent and management fees to Mr. Timmer as a result of this lease.

In connection with the closing of the Woodland Acquisition, the Company issued 1,321,000 warrants to our Chief Executive Officer to purchase the Company’s common stock at an exercise price of $0.20 per share. As of October 31, 2010, the Company has accrued liabilities totaling approximately $255,000 to our Chief Executive Officer.

As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc. and other selling partners of Enversa.   A member of the Company’s Board of Directors as well as one of the selling partners of Enversa is the president of Internet University, Inc. The Company made principal payments totaling $60,000 during the six month period ended October 31, 2010 on the facility.  In addition, the Company recorded interest of $33,097 and $86,081 on this facility during the six month periods ended October 31, 2010 and 2009, respectively.  The balance of the facility totaled $1,384,199 at October 31, 2010.

As part of the Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. A member of the Company’s Board of Directors as well as one of the selling partners of Enversa is the President of Internet University. The Chief Executive Officer of Internet University is the sole manager of IU Investments LLC. The Company recorded interest of $53,637 and $101,733 on this facility during the six month periods ended October 31, 2010 and 2009, respectively.   The balance of this note totaled $665,000 at October 31, 2010.

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

Six months ended October 31, 2010 Highlights:

•	We continue to generate positive operating cash flow and paid down approximately $660,000 in principal on our outstanding debt and $150,000 on our line of credit.

•

After removal of non-recurring legal fees totaling $551,603 along with non-cash depreciation & amortization and stock-based compensation expense totaling $1,132,183 and $74,627, respectively, the Company’s pro-forma profit for the six month period ended October 31, 2010 would have totaled approximately $1,355,550. See the table that follows for more details. The Company expects to continue to generate positive operating cash flows for the fiscal year ended April 30, 2011.

We define “Adjusted Net Income1” as net loss after removal of (i) unplanned litigation related legal fees and (ii) non-cash charges, including depreciation and amortization and stock-based compensation. Management believes pro-forma net income provides useful additional information concerning the Company’s potential profitability. However, Adjusted Net Income is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”). Accordingly, Adjusted Net Income should not be considered an alternative to net income as an indicator of operating performance. The table below provides a reconciliation between GAAP net income and Adjusted Net Income.

___________________________

1 This measure presented may not be comparable to similarly titled measures reported by other companies.

	For the six month period ended October 31, 2010	Per share data

Net Loss	$(402,863)	$0.00

Unplanned litigation related legal fees	551,603	0.01

Non-cash charges:
Stock-based compensation	74,627	0.00
Depreciation and amortization	1,132,183	0.01

Total non-cash charges	1,206,810	0.01

Adjusted Net Income	$1,355,550	$0.01

Weighted average common shares outstanding:
Basic and diluted	95,518,317	95,518,317

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the six months ended October 31, 2010, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended October 31, 2010 to the three months ended October 31, 2009

Direct marketing services

Our direct marketing services segment consists of our Enversa division.

Revenues and Gross profit:

Our direct marketing segment had revenues totaling $1,282,356 for the three month period ended October 31, 2010 as compared to $1,041,913 for the three month period ended October 31, 2009. This increase is due to addition of an internal sales organization at our Enversa division as well as due to the utilization of existing employee base to expand operations in diverse service areas including mobile, search engine optimization and performance marketing.

For the same reasons, gross profit at our direct marketing segment increased for the three months ended October 31, 2010 to $686,385 from $593,059 for the three month period ended October 31, 2009. Gross profit as a percentage of revenue decreased from 56.9% to 53.5% due to an increase in sales of lower margin services.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses totaled $550,036 for the three months ended October 31, 2010 as compared to $401,400 for the corresponding period in the prior year. The increase of $148,636 is primarily due to the fact that we continued to expand our internal sales process which created corresponding increases in headcount, rent and utilities.

Net Income:

Net income totaled $50,644 for the three months ended October 31, 2010 as compared to net income of $80,183 for the corresponding period in the prior year. The decrease is primarily due to our aforementioned SG&A increases.

Communications services

Our communications services segment consists of all the businesses acquired in the Woodland Acquisition.

Revenues and Gross profit:

Our communications services segment had revenues totaling $1,667,938 for the three month period ended October 31, 2010 as compared to $1,886,387 for the three month period ended October 31, 2009. This decrease is primarily due to the fact that our two largest customers merged in the second half of calendar year 2009 and, accordingly, the Company experienced a reduction in roaming revenues.    Because the merger was completed in the second half of 2009, the Company believes the merger’s impact on revenues has been fully realized but can make no guarantees that there will not be additional revenue declines.

For the same reasons, gross profit decreased for the three months ended October 31, 2010 to $1,349,131 from $1,573,032 for the three month period ended October 31, 2009. Gross profit as a percentage of revenue remained relatively flat at 80.9% during the three months ended October 31, 2010 versus 83.4% during the corresponding period in the prior year.

Selling, General and Administrative Expenses:

SG&A expenses totaled $679,973 for the three months ended October 31, 2010 as compared to $430,224 for the corresponding period in the prior year. The increase of $249,749 is primarily due to non-recurring legal expenses which totaled $246,894 incurred during the three month period ended October 31, 2010.  Absent legal expenses, SG&A for the three months ended October 31, 2010 would have totaled $430,079, virtually identical to that of the prior year period.

Net Loss:

Net loss totaled $7,057 for the three months ended October 31, 2010 as compared to net income of $417,247 for the corresponding period in the prior year. The difference of $424,304 is primarily due to the decrease in revenues related to the merger of two of our largest customers during the second half of 2009 as well as non-recurring legal fees totaling $246,894. These adverse impacts were offset, to some extent, by the reduction in interest expenses resulting from the pay down of debt.

Corporate (formerly On-line media networks)

Our corporate segment consists of the CornerWorld, Inc. division as well as expenses generated from our corporate group.

Revenues  and Gross profit:

By its nature, the Corporate group generates no revenues or gross profit.

Selling, General and Administrative Expenses:

SG&A costs totaled $478,204 for the quarter ended October 31, 2010 versus $360,351 for the corresponding period in the prior year. The increase of $117,853 is primarily due to the fact that we continued to develop our operations, including the relocation of all accounting and human resources personnel to our Dallas office.  These costs had previously been borne in the SG&A of their respective divisions.  Expenses for this segment also include all costs associated with corporate overhead, including accounting, legal, corporate governance and other related costs involved in being a publicly traded company.

Comparison of the six months ended October 31, 2010 to the six months ended October 31, 2009

Direct marketing services

Revenues and Gross profit:

Our direct marketing segment had revenues totaling $2,458,385 for the three month period ended October 31, 2010 as compared to $2,024,109 for the six month period ended October 31, 2009. This increase is due to addition of an internal sales organization at our Enversa division as well as due to the utilization of existing employee base in diverse service areas including mobile, search engine optimization and performance marketing.

For the same reasons, gross profit at our direct marketing segment increased for the six months ended October 31, 2010 to $1,180,700 from $1,035,569 for the three month period ended October 31, 2009. Gross profit as a percentage of revenue decreased from 51.2% to 48% due to an increase in sales of lower margin services.

Selling, General and Administrative Expenses:

SG&A expenses totaled $1,104,013 for the six months ended October 31, 2010 as compared to $722,279 for the corresponding period in the prior year. The increase of $381,734 is primarily due to the fact that we invested in building a prospecting database and an internal sales process which created corresponding increases in headcount, rent and utilities.

Net Loss

Net loss totaled $96,109 for the six months ended October 31, 2010 as compared to net income of $89,486 for the corresponding period in the prior year. The difference is primarily due to the SG&A increases associated with the investment in building a prospecting database and our internal sales organization.  In addition, we recorded bad debt expense of $27,445 during the three month period ended July 31, 2010 related to problems associated with revenues from one customer.

Communications services

Revenues, Cost of Sales and Gross profit:

Our communications services segment had revenues totaling $3,369,511 for the three month period ended October 31, 2010 as compared to $3,818,846 for the three month period ended October 31, 2009. This decrease is primarily due to the fact that our two largest customers merged in the second half of calendar year 2009 and, accordingly, the Company experienced a reduction in roaming revenues.

For the same reasons, gross profit decreased for the three months ended October 31, 2010 to $2,704,034 from $3,103,321 for the three month period ended October 31, 2009. Gross profit as a percentage of revenue remained relatively flat at 80.3% during the three months ended October 31, 2010 versus 81.3% during the corresponding period in the prior year.

Selling, General and Administrative Expenses:

SG&A expenses totaled $1,209,712 for the six months ended October 31, 2010 as compared to $891,085 for the corresponding period in the prior year. The increase of $318,627 is primarily due to non-recurring legal expenses which totaled $420,311 incurred during the six month period ended October 31, 2010.  Absent legal expenses, SG&A for the six months ended October 31, 2010 would have totaled $789,401 a decrease of $102,887 from the prior year period.  This decrease is attributable primarily to staffing reductions and other cost saving measures enacted at our communications services segment during the three months ended July 31, 2010.

Net Income

Net income totaled $549,107 for the three months ended October 31, 2010 as compared to net income of $721,665 for the corresponding period in the prior year. The decrease of $172,558 is primarily due to non-recurring legal expenses which totaled $420,311 during the six month period ended October 31, 2010 and the decrease in revenues related to the merger of our two largest customers during the second half of 2009.  These expenses were offset, to some extent, by the fact that we received a favorable lawsuit settlement during the six month period ended October 31, 2010. In addition, interest expenses were slightly down resulting from the pay down of debt.  Net income was also adversely impacted by the decrease in revenues related to the merger of our two largest customers during the second half of 2009.

Corporate (formerly On-line media networks)

Revenues  and Gross profit:

By its nature, the Corporate group generates no revenues or gross profit.

Selling, General and Administrative Expenses:

SG&A expenses totaled $815,892 for the six month period ended October 31, 2010 versus $623,682 for the corresponding period in the prior year. The increase of $192,210 is primarily due to the fact that we continued to develop our operations and build our corporate infrastructure. Thus, we experienced increased corporate overhead expenses including stock-based compensation, accounting, legal, board of directors and other related costs involved in managing a publicly traded company.   In addition, we relocated of all accounting and human resources personnel to our Dallas office.  These costs had previously been borne in the SG&A of their respective divisions.

Liquidity and Capital Resources

As of October 31, 2010, we had a working capital deficit of approximately $4,535,818 and cash of $686,731. Our working capital deficit is primarily related to the short-term nature of selected tranches of the debt we issued to finance our acquisitions. Though we expect that we will refinance a substantial portion of these short-term obligations, there can be no guarantee that we will do so, We believe the cash flows from our existing operations will be adequate to manage our debt commitments should we be unsuccessful in refinancing our short-term obligations.

Our investing activity for the three months ended October 31, 2010, consisted primarily of $19,530 of capital expenditures.

We presently have a $500,000 line of credit with Internet University, Inc.  At October 31, 2010, we had approximately $65,000 outstanding under this credit line, but we no longer have access to the unused portion of this line. We have been making payments as prescribed pursuant to the line of credit agreement. We have no other bank financing or other external sources of liquidity. We source all of our liquidity through our operations. This was our sixth consecutive quarter where the Company’s operations generated positive operating cash flow and we expect that trend to continue.

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

Effects of Inflation

Inflation has not had any material impact on the Company’s prices, net sales or revenues.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2010. Based on that evaluation, the Company’s chief executive office and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level, due to the identification of a material weakness, described below, related to a shortage of resources in the accounting department that inhibit appropriate segregation of accounting duties.

Management’s Remediation Plan

Management determined that a material weakness existed due to an inability to appropriately segregate duties in the accounting department due to a lack of the number of personnel in the accounting department. The Company has hired a chief financial officer and has replaced selected accounting personnel with more seasoned professionals, including additional certified public accountants, to help perform certain accounting and financial functions. In addition, management has included additional reviews and controls to mitigate the size of the accounting department and the overlap of responsibilities.  Management believes the foregoing efforts will effectively remediate this material weakness but the Company can give no assurance that the additional controls will be effective. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 5 – Commitments and Contingencies – of the Notes to the Unaudited Condensed Consolidated Financial Statements

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Numbers	Description	Method of Filing

3.1

Articles of Incorporation of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated November 9, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed September 27, 2005).

3.2	Certificate of Correction of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated November 24, 2004	(1)
3.3

Certificate of Change of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated October 18, 2006 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed October 25, 2006).

3.4	Certificate of Amendment to Articles of Incorporation For Nevada Profit Corporations of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated May 4, 2007	(1)
3.5

Bylaws of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated November 9, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed September 27, 2005).

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

CORNERWORLD CORPORATION

Registrant

December 15, 2010	/s/ V. Chase McCrea III

V. Chase McCrea III
Chief Financial Officer