Form 10-Q
period 2011-01-31
Cornerworld Corp
filed 2011-03-17
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-128614

CORNERWORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State of incorporation)	(I.R.S. Employer Identification No.)

13101 Preston Road, Suite 100
Dallas, Texas 75210
(Address of principal executive offices)

(888) 837-3910
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
Yes ___  No   X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of March 10, 2011 was 95,518,317.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):	1

	Condensed Consolidated Balance Sheets as of January 31, 2011 and April 30, 2010	1

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended January 31, 2011 and 2010	2

	Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended January 31, 2011	3

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended January 31, 2011 and 2010	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

3	Quantitative and Qualitative Disclosure about Market Risk	22

4	Controls and Procedures	23

	PART II. OTHER INFORMATION

1	Legal Proceedings	23

1A	Risk Factors	23

2	Unregistered Sales of Equity Securities and Use of Proceeds	23

3	Defaults Upon Senior Securities	23

4	[Removed and Reserved]	24

5	Other Information	24

6	Exhibits	24

	Signatures	25

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation
Condensed Consolidated Balance Sheets

	January 31, 2011	April 30, 2010

Assets	(unaudited)	(audited)
Current assets:
Cash	$801,077	$590,163
Accounts receivable (net of allowance for doubtful accounts of $33,289 and $63,102 at January 31, 2011 and April 30, 2010, respectively	1,516,276	1,813,166
Prepaid expenses and other current assets	60,833	119,939

Total current assets	2,378,186	2,523,268

Property and equipment, net	508,252	700,387
Goodwill	2,136,836	2,136,836
Patent	7,918,955	9,087,326
Intangibles, net	194,438	444,440
Other assets	25,098	31,184

TOTAL ASSETS	$13,161,765	$14,923,441

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,192,418	$3,432,129
Accrued expenses	636,999	393,427
Line of credit	—	215,000
Notes payable related parties, current portion	2,100,000	1,505,000
Deferred revenue	533,379	197,769
Other current liabilities	975,841	1,053,235

Total current liabilities	7,438,637	6,796,560
Long-term liabilities:
Notes payable related parties, net of current portion	6,029,199	7,604,199
Other liabilities	2,025,000	2,025,000

Total liabilities	15,492,836	16,425,759

Commitments and Contingencies (Note 5)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 95,518,317 shares issued and outstanding, at January 31, 2011 and April 30, 2010	95,518	95,518
Additional paid-in capital	7,852,167	7,740,043
Retained earnings (accumulated deficit)	(10,278,756)	(9,337,879)

Total stockholders’ equity (deficit)	(2,331,071)	(1,502,318)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,161,765	$14,923,441

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,

	2011	2010	2011	2010

Sales, net	$2,939,351	$2,905,443	$8,767,247	$8,748,398

Costs of goods sold	953,628	939,045	2,896,790	2,643,110

Gross profit	1,985,723	1,966,398	5,870,457	6,105,288

Expenses:
Selling, general and administrative expenses	1,759,891	1,721,780	4,888,723	3,958,826
Depreciation and amortization	569,546	625,774	1,701,729	1,899,431

Total Operating expenses	2,329,437	2,347,554	6,590,452	5,858,257

Operating income (loss)	(343,714)	(381,156)	(719,995)	247,031

Other income (expense), net:
Interest expense	(236,889)	(433,900)	(744,329)	(1,477,776)
Other income (expense), net	41,859	(3)	523,447	(10,356)

Total other expense, net	(195,030)	(433,903)	(220,882)	(1,488,132)

Income (loss) before income taxes	(538,744)	(815,059)	(940,877)	(1,241,101)
Income taxes	—	—	—	—

Net income (loss)	$(538,744)	$(815,059)	$(940,877)	$(1,241,101)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number shares outstanding	95,518,317	95,768,317	95,518,317	86,196,578

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders’

	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2010	95,518,317	$95,518	$7,740,043	$(9,337,879)	$(1,502,318)
Stock-based compensation expense	—	—	112,124	—	112,124
Net loss	—	—	—	(940,877)	(940,877)

Balance, January 31, 2011	95,518,317	$95,518	$7,852,167	$(10,278,756)	$(2,331,071)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months ended January 31,

	2011	2010

Cash Flows from Operating Activities
Net income (loss)	$(940,877)	$(1,241,101)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,701,729	1,899,431
Provision for doubtful accounts	53,794	45,000
Stock-based compensation	112,124	196,911
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	243,096	(400,365)
Prepaid expenses and other current assets	59,106	602,254
Goodwill	—	(78,165)
Other assets	6,086	(10,370)
Accounts payable	(239,711)	224,456
Accrued expenses	243,572	482,690
Deferred revenue	335,610	98,210
Other liabilities	(77,394)	(488,759)

Net cash provided by (used in) operating activities	1,497,135	1,330,192

Cash Flows from Investing Activities
Purchases of property and equipment	(91,221)	(54,311)

Net cash used in investing activities	(91,221)	(54,311)

Cash Flows from Financing Activities
Proceeds from exercise of warrants	—	100
Principal payments on related party notes payable	(980,000)	(1,105,801)
Payments on related party line of credit	(215,000)	(120,000)
Principal payments on debt	—	(30,000)

Net cash used in financing activities	(1,195,000)	(1,255,701)

Net increase (decrease) in cash	210,914	20,180
Cash at beginning of period	590,163	601,743

Cash at end of period	$801,077	$621,923

Cash paid for:
Interest	$746,084	$975,455
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Notes to Condensed Consolidated Financial Statements
January 31, 2011
(unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of January 31, 2011 and for the three and nine month periods ended January 31, 2011 and 2010 contained in this Quarterly Report (collectively, the Unaudited Interim Condensed Consolidated Financial Statements) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and nine month periods ended January 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ equity include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld consolidated financial statements as of and for the year ended April 30, 2010, as filed with the SEC on Form 10-K, and the unaudited interim condensed consolidated financial statements as of and for the periods ended July 31, 2010 and October 31, 2010 as filed with the SEC on Forms 10-Q.

Organization

CornerWorld was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc. Effective May 1, 2007, we changed our name to CornerWorld Corporation. The Company’s year end is April 30th.

The Company entered into a Share Exchange Agreement and Plan of Merger (the “Merger Agreement”) with Enversa Companies LLC, a Texas limited liability company (“Enversa”), Leadstream LLC, a Texas limited liability company (“Leadstream”), and the holders of the membership interests of Leadstream on August 27, 2008. Pursuant to the Merger Agreement, on August 27, 2008, Leadstream merged with and into Enversa (the “Merger”), of which CornerWorld is the sole member. Enversa was the surviving company in the merger and, as such, acquired all right, title and interest in and to all real estate and other property of Leadstream and became responsible for all liabilities and obligations of Leadstream and Enversa. Until the Merger on August 27, 2008, the Company was in the development stage and had not realized any revenues from its operations.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

As a result, Ranger became a wholly-owned subsidiary of Woodland Wireless. In addition, pursuant to a Unit Purchase Agreement (the “Unit Purchase Agreement”) entered into on the Effective Date among Woodland Holdings, Phone Services and More, LLC doing business as Visitatel, LLC (“PSM” or “Visitatel”), T2 Communications, L.L.C. (“T2 Communications”) and Ned B. Timmer, Woodland Holdings agreed to purchase all of the outstanding voting member units of each of PSM and T2 Communications, for an aggregate purchase price of $300,000. Final consummation of the transactions contemplated by the Unit Purchase Agreement remains subject to ongoing discussions among the parties.

Woodland Wireless, Ranger, WMCLS and T2TV are collectively referred to herein as the “Ranger Wireless Group.” T2 Communications and PSM are collectively referred to herein as the “T2 Group.”

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

The Company’s year-end is April 30th.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CornerWorld, its wholly owned subsidiaries and joint ventures as well as all entities deemed to qualify as Variable Interest Entities.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired. No impairment charges have been recorded as of January 31, 2011.

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

3. Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following:

	January 31, 2011	April 30, 2010	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3

	11,904,792	11,904,792
Accumulated amortization	(3,791,399)	(2,373,026)

	$8,113,393	$9,531,766

Amortization expense related to identifiable intangible assets totaled $472,791 and $472,791  for the three month periods ended January 31, 2011 and 2010, respectively, and $1,418,373 and $1,418,373 for the nine month periods ended January 31, 2011 and 2010, respectively.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Debt

	January 31, 2011	April 30, 2010

Revolving line of credit with a related party up to $500,000 at an interest rate of 8% per annum. Interest payable monthly; line matures December 31, 2010. See also note 8, Related Party Transactions.	$—	$215,000

Long-term Debt
Notes payable to Enversa sellers; payments due quarterly based on the achievement of certain cash flow targets. At January 31, 2011 and April 30, 2010 the interest rate was 4.58%.	$1,364,199	$1,444,199
Note payable to IU Investments, LLC, due December 31, 2012. At January 31, 2011 and April 30, 2010 the interest rate was 16.0%.	665,000	665,000
Purchase Money Note Payable, due February 23, 2012. At January 31, 2011 and April 30, 2010 the interest rate was 12.0%. See also note 8, Related Party Transactions.	4,200,000	4,200,000
Secured Debenture, due February 23, 2012. At January 31, 2011 and April 30, 2010 the interest rate was 12.0%. See also note 8, Related Party Transactions.	1,900,000	2,800,000

Total debt	8,129,199	9,109,199
Less current portion of long-term debt	(2,100,000)	(1,505,000)

Non-current portion of long-term debt	$6,029,199	$7,604,199

The notes are collateralized by 100% of the assets of all companies and the notes themselves are all cross-defaulted.

As previously disclosed in the Company’s Current Report on Form 8-K filed on April 6, 2010, Enversa entered into amendments to its Promissory Notes with the three Enversa sellers (the “Enversa Notes”). The Amendment No. 1’s revised the repayment schedules of the Enversa Notes such that principal payments would no longer be subject to an EBITDA scrape, as defined in the Enversa Notes, but rather, would be subject to an amortization to be paid over the next 24 months. Principal payments on the Enversa Notes resumed on March 31, 2010 and will continue through December 31, 2012, after which point the Enversa Notes will be paid in their entirety. In addition, interest on the Enversa Notes will continue to be payable on the date on which principal is due.  No additional consideration was required to be paid to the lenders due to the fact that moving to a straight amortization was favorable to the lender as it accelerated the payment terms and ultimately, the maturity, of the debt.  The lenders remained fully collateralized in the first lien position with respect to the assets of Enversa

5. Commitments and Contingencies

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

The Company entered into mediation discussions with Mr. Timmer on June 21, 2010 and again on August 11, 2010. The parties did not agree to a settlement as a result of those mediation discussions.

On November 16, 2010, the judge in the United States District Court for the Western District of Michigan issued two orders (the “Second Orders”) which dismissed most of Timmer’s default claims while also simultaneously denying his request for relief from the preliminary injunction entered on December 22, 2009.  The Second Orders also denied CornerWorld’s claim for summary judgment.

As previously noted, on February 3, 2011, the Company and Timmer (collectively the “Parties”), entered into a Settlement Agreement (the “Settlement Agreement”) the principal terms of which are as follows:

•

Timmer will cancel an aggregate of $6.1 million principal on outstanding notes payable.  These notes are comprised of the Secured Debenture, dated as of February 23, 2009, issued by Woodland Holdings to Timmer, and the Purchase Money Note dated as of February 23, 2009, issued by Woodland Holdings Corporation to Timmer.  These notes had outstanding balances totaling $1.9 million and $4.2 million as of February 3, 2011, respectively.

•

Timmer will return all collateral stock certificates/membership interests of the Company’s subsidiaries in his possession, including Woodland Holdings, T2TV, WMCLS, Woodland Wireless, Ranger, T2 Communications and PSM.

•

Timmer will return all CornerWorld common stock beneficially owned by him representing approximately 35% of the total outstanding stock of the Company.  This includes 31,450,000 shares held by the Ned Timmer Trust and 2,100,000 shares in the name of Ned Timmer.  In addition, Timmer shall return 400,000 shares held by HCC Foundation and warrants to purchase 2,750,000 shares.  Finally, Timmer agrees that he will never purchase, own or control any CornerWorld Common stock.

•	Timmer will immediately resign from the CornerWorld Board of Directors, will resign his position as an officer of the Company and his employment agreement will be terminated.

•

On or prior to March 30, 2011, CornerWorld will pay Timmer (1) $6.0 million in cash (the “Lump Sum Payment”) and (2) a Promissory Note (the “Note”) for $1.8 million.  The Note shall be payable in five annual payments of $360,000 with the first payment coming due April 30, 2012. In addition, the Note shall bear interest at 10%.  The Note shall be secured by existing collateral held by Timmer as set forth in the Pledge and Security Agreements dated February 23, 2009 made by the Company, CornerWorld, Inc., Enversa Companies, LLC, Woodland Holdings Corp., Woodland Wireless Solutions Ltd., S Squared LLC, West Michigan Co-Location Services, LLC and T2 TV, LLC in favor of Ned B. Timmer and will be subordinated to any third party financing of the Lump Sum Payment, among other things.

•	The lease between Woodland Holdings, a CornerWorld subsidiary, and Sol Danzer Enterprises, LLC (“SD”) will be terminated.

•

The Parties agree that the second closing of the Unit Purchase Agreement for the purchase of 100% of the member voting units of T2 Communications, LLC and Phone Services and More, LLC shall take place contemporaneously with the funding of the Lump Sum Payment.

•	The Parties agree to dismiss all legal proceedings within 5 business days of the funding of the Lump Sum Payment.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

The Settlement Agreement is contingent upon the Company obtaining third party financing for the Lump Sum Payment by March 30, 2011.  There can be no guarantees that we will be able to successfully raise the capital required to finance the payments upon which the Settlement Agreement is contingent.

The Company is occasionally involved in litigation matters relating to claims arising from the ordinary course of business. The Company’s management believes that, other than as described above, there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition.

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

On December 9, 2010, the Company received notice of a demand for arbitration with respect to Timmer’s earn-out computation for the measurement period ending January 31, 2010.  As previously noted, on February 3, 2011 the Company and Timmer entered into a Settlement Agreement whereby all claims with respect to the Woodland Earn-out would be settled.

T-2 Group Accrual

As detailed in Note 1, on February 23, 2009, Cornerworld completed the Woodland Acquisition. As part of the Unit Purchase Agreement, the Company agreed to acquire certain operating assets and liabilities of the T-2 Group.  As previously noted, final consummation of the transactions contemplated by the Unit Purchase Agreement remains subject to ongoing discussions among the parties. The Company has accrued $300,000 pursuant to the Unit Purchase Agreement for this contingency. As previously noted, on February 3, 2011 the Company and Timmer entered into a Settlement Agreement whereby the transactions contemplated by the Unit Purchase Agreement would be consummated.

6. Stock-Based Compensation

Incentive Stock Plan

On August 17, 2007, the Company’s board of directors adopted and implemented the Company’s 2007 Incentive Stock Plan (the “Incentive Stock Plan”). Under the Incentive Stock Plan, the Company is authorized to issue 4,000,000 shares of its common stock to the Company’s directors, officers, employees, advisors or consultants.

Any Incentive Stock Option granted to an employee of the Company shall become exercisable over a period of no longer than 5 years, and no less than 20% of the shares covered thereby shall become exercisable annually. Twenty percent (20%) of shares vest annually beginning on the first anniversary of the grant. The options expire 10 years from the grant date.

The Company issued 750,000 stock options during the nine months ended January 31, 2011 pursuant to this plan.

Stock Compensation Plan

On August 17, 2007, the Company’s board of directors adopted and implemented the Company’s 2007 Stock Compensation Plan (the “Stock Compensation Plan”). The total number of shares of the Company’s common stock which may be purchased or granted directly by Options, Stock Awards or Warrants under the Stock Compensation Plan shall not exceed 4,000,000 shares of the Company’s common stock.

Awards granted to a participant of the Company shall become exercisable over a period of no longer than 5 years, and may vest as determined at the Company’s discretion at the time of grant.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

The Company issued no stock options, stock awards or warrants pursuant to this plan during the nine months ended January 31, 2011.

A summary of the shares reserved for grant and awards available for grant under the Stock Incentive Plan and the Stock Compensation Plan is as follows:

	January 31, 2011

	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	2,225,000
Stock Compensation Plan	4,000,000	3,150,000

	8,000,000	5,375,000

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

	For the three months ended January 31		For the nine months ended January 31

	2011	2010	2011	2010

Expected term (in years)	5.0	—	5.0	5.0
Expected volatility	67.8%	—%	76.1%	99.1%
Risk-free interest rate	2.1%	—%	2.2%	2.3%
Dividend yield	—%	—%	—%	0.0%

A summary of activity under the  Stock Incentive Plan and the Stock Compensation Plan and changes during the period ended January 31, 2011 is presented below:

		Weighted-Average

	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2010	2,579,000	$0.54	3.47	$0.00
Issued	750,000	$0.20	5.00	$0.00
Cancelled/forfeited	(704,000)	0.97
Exercised	—	—

Outstanding at January 31, 2011	2,625,000	$0.33	3.47	$0.00

Options vested and expected to vest*	1,875,000	$0.47	4.85	$0.00

Options exercisable at end of period	790,754	$0.42	2.97	$0.00

*  Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been virtually no turnover of employees to whom options were granted.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

For the three month periods ended January 31, 2011 and 2010, the Company recognized $37,497 and $75,414 of stock-based compensation expense, respectively, and for the nine month periods ended January 31, 2011 and 2010, the Company recognized $112,124 and $196,911 of stock-based compensation expense, respectively. As of January 31, 2011 there was $399,014 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 4.85 weighted average years.

7. Business Segments

The following table summarizes selected financial information for each operating segment:

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Three Months Ended January 31, 2011
Revenue	$1,494,089	$1,445,262	$—	$2,939,351
Income (loss) from continuing operations before tax	(54,036)	51,339	(536,047)	(538,744)
Net (loss) income	(54,036)	51,339	(536,047)	(538,744)
Total assets	1,222,720	11,292,608	646,437	13,161,765
Intangibles	194,438	7,918,955	—	8,113,393
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	84,087	475,547	9,912	569,546

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Three Months Ended January 31, 2010
Revenue	$1,246,271	$1,659,172	$—	$2,905,443
Loss from continuing operations before tax	50,931	(201,432)	(664,558)	(815,059)
Net (loss) income	50,931	(201,432)	(664,558)	(815,059)
Total assets	2,323,739	13,303,967	16,095	15,643,801
Intangibles	527,774	9,476,783	—	10,004,557
Goodwill	—	1,164,928	554,986	1,719,914
Depreciation and amortization	85,734	508,407	31,633	625,774

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Nine Months Ended January 31, 2011
Revenue	$3,952,474	$4,814,773	$—	$8,767,247
Income (loss) from continuing operations before tax	(149,410)	600,451	(1,391,918)	(940,877)
Net (loss) income	(149,410)	600,451	(1,391,918)	(940,877)
Total assets	1,222,720	11,292,608	646,437	13,161,765
Intangibles	194,438	7,918,955	—	8,113,393
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	252,453	1,423,391	25,885	1,701,729

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

	Direct Marketing Services	Communications Services	Corporate Overhead	Consolidated

Nine Months Ended January 31, 2010
Revenue	$3,270,380	$5,478,018	$—	$8,748,398
Income (loss) from continuing operations before tax	138,417	520,133	(1,899,651)	(1,241,101)
Net (loss) income	138,417	520,133	(1,899,651)	(1,241,101)
Total assets	2,323,739	13, 303,967	16,095	15,643,801
Intangibles	527,774	9,476,783	—	10,004,557
Goodwill	—	1, 164,928	554,986	1, 719,914
Depreciation and amortization	260,802	1,550,626	88,003	1,899,431

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

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was originally intended to expire on February 23, 2009. From time to time, Enversa and Internet University amended the line of credit, which extended the maturity date until December 31, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in the Company’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that the Company and Enversa receives or is at any time entitled to receive. Enversa had paid the outstanding balance as of January 31, 2011 and the Company no longer has access to the unused portion. The Company recognized interest expenses totaling $6,944 during the nine month period ended January 31, 2011 related to this line of credit.

As previously noted, on February 23, 2009, the Company completed the Woodland Acquisition. Pursuant to the acquisition, the Company issued debt and equity securities to Mr. Ned Timmer who became a member of the Board of Directors and the President of the Company’s Woodland division. Mr. Timmer is the holder of the Company’s $4,200,000 secured debenture as well as a holder of the Company’s $3,100,000 purchase money note; the Company has made multiple principal payments on the purchase money note, including payments totaling $900,000 during the nine month period ended January 31, 2011. Accordingly, the purchase money note balance totaled $1,900,000 at January 31, 2011. The Company recognized interest expenses payable to Mr. Timmer totaling approximately $609,567 and $777,000 on the secured debenture and the purchase money note during the nine month periods ended January 31, 2011 and 2010, respectively.   As previously noted, on February 3, 2011, the Company and Timmer entered into the Settlement Agreement whereby the secured debenture and the purchase money note would be canceled.  There can be no guarantees that we will be able to successfully raise the capital required to finance the payments upon which the Settlement Agreement is contingent.

In addition, the Company leases office space for the Company's Woodland division from an entity owned by Mr. Timmer. During the nine month periods ended January 31, 2011 and 2010, the Company paid approximately $158,715 and 158,715, respectively, in rent and management fees to Mr. Timmer as a result of this lease.

In connection with the closing of the Woodland Acquisition, the Company issued 1,321,000 warrants to our Chief Executive Officer to purchase the Company’s common stock at an exercise price of $0.20 per share. As of January 31, 2011, the Company has accrued liabilities totaling approximately $225,000 to our Chief Executive Officer.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc. and other selling partners of Enversa.   A member of the Company’s Board of Directors as well as one of the selling partners of Enversa is the president of Internet University, Inc. The Company made principal payments totaling $80,000 during the nine month period ended January 31, 2011 on the facility.  In addition, the Company recorded interest of $49,107 and $101,655 on this facility during the nine month periods ended January 31, 2011 and 2010, respectively.  The balance of the facility totaled $1,364,199 at January 31, 2011.

As part of the Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. A member of the Company’s Board of Directors as well as one of the selling partners of Enversa is the President of Internet University. The Chief Executive Officer of Internet University is the sole manager of IU Investments LLC. The Company recorded interest of $80,456 and $131,333 on this facility during the six month periods ended January 31, 2011 and 2010, respectively.   The balance of this note totaled $665,000 at January 31, 2011.

9. Subsequent Events

As previously noted, on February 3, 2011, the Company and Timmer entered into the Settlement Agreement (see Note 5).  The Settlement Agreement is contingent upon the Company obtaining third party financing for the Lump Sum Payment by March 30, 2011.  As a result, on January 19, 2011 Company signed a non-binding term sheet with a potential third party lender.

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

Nine months ended January 31, 2011 highlights:

•	We continue to generate positive operating cash flow and paid down approximately $980,000 in principal on our outstanding debt and $215,000 on our line of credit.

•

After removal of non-recurring legal fees totaling $841,356 along with non-cash depreciation & amortization and stock-based compensation expense totaling $1,701,729 and $112,124, respectively, the Company’s pro-forma profit for the nine month period ended January 31, 2011 would have totaled approximately $1,714,332. See the table that follows for more details. The Company expects to continue to generate positive operating cash flows for the fiscal year ended April 30, 2011.

In addition, on February 3, 2011, we signed a definitive Settlement Agreement to settled our lawsuit with Ned Timmer, the seller of our Woodland Holdings division, pending our ability to raise the financing to pay Timmer.  Upon funding the cash required by the settlement, substantially all of our legal fees will cease.  There can be no guarantees that we will be able to successfully raise the capital required to finance the payments upon which the Settlement Agreement is contingent.

We define “Adjusted Net Income1” as net loss after removal of (i) unplanned litigation related legal fees and (ii) non-cash charges, including depreciation and amortization and stock-based compensation. Management believes pro-forma net income provides useful additional information concerning the Company’s potential profitability. However, Adjusted Net Income is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”). Accordingly, Adjusted Net Income should not be considered an alternative to net income as an indicator of operating performance. The table that follows provides a reconciliation between GAAP net income and Adjusted Net Income.

___________________________

1 This measure presented may not be comparable to similarly titled measures reported by other companies.

Reconciliation between GAAP net income and Adjusted Net Income:

	For the nine month period ended January 31, 2011	Per share data

Net Loss	$(940,877)	$(0.01)

Unplanned litigation related legal fees	841,356	0.01

Non-cash charges:
Stock-based compensation	112,124	0.00
Depreciation and amortization	1,701,729	0.02

Total non-cash charges	1,813,853	0.02

Pro-Forma Net Income	$1,714,332	$0.02

Weighted average common shares outstanding:
Basic and diluted	95,518,317	95,518,317

Service Offerings

Our business consists of three integrated service offerings: (i) direct marketing services, (ii) communication services and (iii) corporate (formerly on-line media networks). See also Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements – Business Segments for additional segment information.   The August 27, 2008 acquisition of our Enversa division brought us our direct marketing services segment while the February 23, 2009 acquisition of our Woodland division was the source of our communication services segment.  Prior to those acquisitions, we were a development stage company with no revenues.  Subsequent to those acquisitions, we have been able to generate revenue, operating income and enough operating cash flow to meet our financial commitments.  Based on known trends in our respective operating segments’ industries, we believe that we will be able to continue to grow revenues and generate operating cash flow, despite the rapid technological changes and uncertainties inherent in both the marketing and communications industries.

Our direct marketing services and communication services segments operate in two industries that quickly evolve and rapidly change.  Management cannot reasonably predict the continuing evolution of the mobile cellular and digital marketing industries.  However, we believe our experience and personnel will enable us to continue to remain on the forefront of trends and industry demands.  Further, we believe our consistent, recurring cash flows will enable to Company to meet all financial commitments as discussed in more detail in the discussion that follows.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the nine months ended January 31, 2011, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended January 31, 2011 to the three months ended January 31, 2010

Direct marketing services

Our direct marketing services segment consists of our Enversa division.

Revenues and Gross profit:

Our direct marketing segment had revenues totaling $1,494,089 for the three month period ended January 31, 2011 as compared to $1,246,271 for the three month period ended January 31, 2010. This increase is due to the increase in the number of active employees in sales as well as due to the utilization of existing employees in diverse service areas including search engine optimization  (“SEO”) and performance marketing.

Similarly, gross profit at our direct marketing segment increased for the three months ended January 31, 2011 to $787,159 from $644,529 for the three month period ended January 31, 2010. Gross profit as a percentage of revenue increased from 51.7% to 52.7% due to increased profit margins from our expanded client base and the delivery of high margin services including SEO and performance marketing.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses totaled $755,964 for the three months ended January 31, 2011 as compared to $485,904 for the corresponding period in the prior year. The increase of $270,060 is primarily due to the fact that we increased our number of sales and SEO employees which created corresponding increases in rent and utilities.

Net Loss:

Net loss totaled $54,036 for the three months ended January 31, 2011 as compared to net income of $50,931 for the corresponding period in the prior year. The decrease is primarily due to our aforementioned SG&A increases and the investment in our sales force.

Communications services

Our communications services segment consists of all the businesses acquired in the Woodland Acquisition.

Revenues and Gross profit:

Our communications services segment had revenues totaling $1,445,262 for the three month period ended January 31, 2011 as compared to $1,659,172 for the three month period ended January 31, 2010. This decrease is primarily due to the fact that our two largest customers merged in the second half of calendar year 2009 and, accordingly, the Company experienced a reduction in roaming revenues.    Because the merger was completed in the second half of 2009, the Company believes the merger’s impact on revenues has been fully realized but can make no guarantees that there will not be additional revenue declines.

For the same reasons, gross profit decreased for the three months ended January 31, 2011 to $1,198,564 from $1,321,870 for the three month period ended January 31, 2010. Gross profit as a percentage of revenue improved to 82.9% during the three months ended January 31, 2011 versus 79.7% during the corresponding period in the prior year due to the relocation of certain equipment and a corresponding reduction in carrier rates.

Selling, General and Administrative Expenses:

SG&A expenses totaled $498,655 for the three months ended January 31, 2011 as compared to $795,851 for the corresponding period in the prior year. The decrease of $297,196 is primarily due to two factors (1) the reduction of headcount in the Communication services segment and (2) a reduction in non-recurring legal expenses period over period.  Non-recurring legal fees for the three months ended January 31, 2011 totaled $164,857 as compared to $306,223, an improvement of $141,366.  Absent legal expenses, SG&A for the three months ended January 31, 2011 would have totaled $333,798, virtually identical to that of the prior year period.

Net Income:

Net income totaled $51,339 for the three months ended January 31, 2011 as compared to net loss of $201,431 for the corresponding period in the prior year. The improvement of $252,770 is primarily due to the decrease in non-recurring legal fees totaling $141,366, the reduction in headcount at the communications services segment and the reduction in interest expenses resulting from the pay down of debt.

Corporate

Our corporate segment consists of the CornerWorld, Inc. division as well as expenses generated from our corporate group. By its nature, the Corporate group generates no revenues or gross profit.

Selling, General and Administrative Expenses:

SG&A expenses totaled $505,272 for the three months ended January 31, 2011 as compared to $439,985 for the corresponding period in the prior year. The increase of $65,287 is primarily due to the existence of non-recurring legal fees totaling $124,986 relating to the Company during the three month period ended January 31, 2011.  Absent those costs, SG&A expenses would have totaled $380,286, an improvement of $56,699.

Comparison of the nine months ended January 31, 2011 to the nine months ended January 31, 2010

Direct marketing services

Revenues and Gross profit:

Our direct marketing segment had revenues totaling $3,952,474 for the three month period ended January 31, 2011 as compared to $3,270,380 for the nine month period ended January 31, 2010. This increase is due to the investment in our sales organization and in our SEO and performance marketing lines of business.   The investment in the sales organization increased personnel focused on selling our services which, in turn, generated increases in revenues.  The increase in personnel focused solely on revenue generation has, as expected, led directly to an increase in revenues.

For the same reasons, gross profit at our direct marketing segment increased for the nine months ended January 31, 2011 to $1,967,859 from $1,680,098 for the three month period ended January 31, 2010. Similar to the increase in revenues as stated above, the increase in personnel focused solely on revenue generation and the corresponding increase in revenues has also led to an expansion of our gross profit. However, gross profit as a percentage of revenue decreased from 51.4% to 49.8% due to an increase in sales of lower margin services.

Selling, General and Administrative Expenses:

SG&A expenses totaled $1,859,192 for the nine months ended January 31, 2011 as compared to $1,210,183 for the corresponding period in the prior year. The increase of $649,009 is primarily due to the aforementioned investments in our sales force and SEO business which created corresponding increases in headcount, rent and utilities.

Net Loss

Net loss totaled $149,410 for the nine months ended January 31, 2011 as compared to net income of $138,417 for the corresponding period in the prior year. The difference is primarily due to the SG&A increases associated with aforementioned investments in our sales force and SEO business which created corresponding increases in headcount, rent and utilities.  In addition, we recorded bad debt expense of $27,445 during the three month period ended July 31, 2010 related to problems associated with revenues from one customer.

Communications services

Revenues and Gross profit:

Our communications services segment had revenues totaling $4,814,773 for the nine month period ended January 31, 2011 as compared to $5,478,018 for the nine month period ended January 31, 2010. This decrease is primarily due to the fact that our two largest customers merged in the second half of calendar year 2009 and, accordingly, the Company experienced a reduction in roaming revenues. Because the merger was completed in the second half of 2009, the Company believes the merger’s impact on revenues has been fully realized but can make no guarantees that there will not be additional revenue declines.

For the same reasons, gross profit decreased for the three months ended January 31, 2011 to $3,902,598 from $4,425,191 for the three month period ended January 31, 2010. Gross profit as a percentage of revenue improved to 81.1% during the three months ended January 31, 2011 versus 80.8% during the corresponding period in the prior year due to the relocation of certain equipment and a corresponding reduction in carrier rates.

Selling, General and Administrative Expenses:

SG&A expenses totaled $1,708,367 for the nine months ended January 31, 2011 as compared to $1,686,976 for the corresponding period in the prior year. The increase of $21,391 is primarily due an increase non-recurring legal fees for the nine months ended January 31, 2011 totaling $591,423 as compared to $306,223  Absent legal expenses, SG&A for the nine months ended January 31, 2011 would have totaled $1,116,944, an improvement over the corresponding SG&A, absent legal fees, which would have totaled 1,380,753.  The improvement in SG&A absent legal fees is due to the reduction of headcount in the Communication services segment.

Net Income:

Net income totaled $600,451 for the nine months ended January 31, 2011 as compared to net income of $520,233 for the corresponding period in the prior year. The improvement of $80,218 is primarily due the fact that one of our subsidiaries received a favorable lawsuit settlement during the nine month period ended January 31, 2011 which was offset, to some degree, by non-recurring legal fees totaling $591,423.  In addition, interest expenses were down resulting from the pay down of debt.  Net income was also adversely impacted by the decrease in revenues related to the merger of our two largest customers during the second half of 2009.

Corporate

Selling, General and Administrative Expenses:

SG&A expenses totaled $1,321,164 for the nine month period ended January 31, 2011 as compared to $1,061,667 for the corresponding period in the prior year. The increase of $259,497 is primarily associated with an increase of non-recurring legal fees at our corporate offices totaling $280,360.   Absent legal fees, SG&A expenses would have totaled $1,040,804 for an improvement of $20,863.

Liquidity and Capital Resources

As of January 31, 2011, we had a working capital deficit of approximately $5.1 million and cash of $801,077. Our working capital deficit is primarily related to the short-term nature of selected tranches of the debt we issued to finance our acquisitions and has increased from our April 30, 2010 year end deficit which totaled approximately $4.3 million. This increase is primarily due to the fact that $0.6 million of long term debt became current during the nine months ended January 31, 2011. Though we expect that we will refinance a substantial portion of these short-term obligations, there can be no guarantee that we will be successful in doing so. We believe the cash flows from our existing operations will be adequate to manage our debt commitments should we be unsuccessful in refinancing our short-term obligations.

Management expects that its current cash and operational cash flow will sustain the Company until balloon payments on outstanding debt obligations totaling $4.6 million become due on February 23, 2012. With respect to additional financing required, at this point, the Company forecasts it will need approximately $4.6 million in additional financing to meet this commitment, assuming all other financial commitments remain as they are currently structured. If we are unable to obtain additional funding sources, our lender could call our loan into default which would inhibit our ability to pay costs necessary to perform existing contracts, to acquire new business or to develop new products; in addition, our lender could foreclose on the collateral securing its loan.  As previously noted, in connection with the Settlement Agreement, assuming we are able to finance the payments required pursuant to the Settlement Agreement, substantially all of the $4.6 million required to be paid in February 2012 will be refinanced to longer term maturities and our short-term liquidity issues will be significantly alleviated.  There can be no guarantees that we will be able to successfully raise the capital required to finance the payments upon which the Settlement Agreement is contingent.

Our investing activity for the three months ended January 31, 2011, consisted primarily of $91,221 of capital expenditures, primarily associated with the relocation of several of our facilities, including our home office.   Management believes the reduced rents in the new locations will more than offset the capital expenditures.

We have no other bank financing or other external sources of liquidity. We source all of our liquidity through our operations and this was our seventh consecutive quarter where the Company’s operations generated positive operating cash flow.  We expect that trend to continue.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2011. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 5 – Commitments and Contingencies – of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

3.2

Certificate of Correction of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated November 24, 2004 (incorporated by reference to Exhibit 3.2  to the Company’s Form 10-Q, filed December 15, 2010)

3.3

Certificate of Change of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated October 18, 2006 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed October 25, 2006).

3.4

Certificate of Amendment to Articles of Incorporation For Nevada Profit Corporations of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated May 4, 2007 (incorporated by reference to Exhibit 3.2  to the Company’s Form 10-Q, filed December 15, 2010)

3.5

Bylaws of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated November 9, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed September 27, 2005).

10.1	Settlement Agreement dated February 3, 2011 by and between CornerWorld Corporation and Ned B. Timmer.	(1)
10.2	Stock Option Agreement dated October 13, 2010 between CornerWorld Corporation and V. Chase McCrea III, Chief Financial Officer	(1)
31.1	Rule 13a-14(a) Certification by our chief executive officer	(1)
31.2	Rule 13a-14(a) Certification by our chief financial officer	(1)
32.1	Section 1350 Certification by our chief executive officer	(2)
32.2	Section 1350 Certification by our chief financial officer	(2)

(1)	Filed herewith.
(2)	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERWORLD CORPORATION

Registrant

March 17, 2011	/s/ V. Chase McCrea III

V. Chase McCrea III
Chief Financial Officer