Form 10-K
period 2011-04-30
Cornerworld Corp
filed 2011-07-29
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended April 30, 2011
Or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number:  333-128614

CORNERWORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13101 Preston Road Suite 100
Dallas, Texas 75240

(Address of principal executive offices)

(888) 837-3910

(Registrant's telephone number)

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

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☐               Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐   No ☑

As of October 31, 2010, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.04 was approximately $3,820,733.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose. As of July 28, 2011, there were 146,972,901 shares of the registrant’s common stock outstanding.

PART I

ITEM 1. BUSINESS

Overview and Plan of Operation

Company History

Cornerworld Corporation (hereinafter referred to as “Cornerworld”, the “Company", “we” “our” or “us”) was incorporated on November 9, 2004, in the State of Nevada. Effective May 2007, we changed our name to Cornerworld Corporation. Our principal executive offices are currently located at 13101 Preston Road, Suite 100, Dallas, Texas 75240. Our telephone number is (888) 837-3910 and our fiscal year-end is April 30.

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

On August 27, 2008, Cornerworld entered into a Share Exchange Agreement and Plan of Merger (the “Enversa Agreement”) with Enversa Companies LLC, a Texas limited liability company (“Enversa”), Leadstream LLC, a Texas limited liability company (“Leadstream”), and the holders of the membership interests of Leadstream. Pursuant to the Enversa Agreement, on August 27, 2008, Leadstream merged with and into Enversa (the “Merger”), of which Cornerworld is the sole member. Enversa was the surviving company in the Merger and, as such, acquired all right, title and interest in and to all real estate and other property of Leadstream and became responsible for all liabilities and obligations of Leadstream and Enversa. As a result of the Merger, Enversa became a subsidiary of Cornerworld.

Enversa offers a full menu of services for brand and direct response customer acquisition campaigns, including media buying and planning for online and mobile media. It provides customer relationship marketing and interactive services, as well as customer data collection and analysis tools used for planning and targeting client marketing efforts across a network of partner, representative and owned content sites, including CornerWorld.com. Moreover, Enversa operates several ad networks and a proprietary request for proposal (RFP) technology that highlights promotional offers from a variety of corporate clients. Enversa uses an established media auction technology to deliver significantly more inventory than current market rates. Enversa effectively enables media properties to compete against each other, empowering advertisers to extend their marketing budgets beyond typical marketplace levels through fair and free market competition. Using its proprietary technology, Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa also utilizes a pay-for-performance pricing model which is very appealing to clients because it insures that they are billed solely for campaign performance. Finally, Enversa’s Gulf Media Solutions, LLC (“Gulf”) subsidiary, provides search engine optimization services (“SEO”), domain leasing and website management services on a recurring monthly basis to over 300 customers.

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

As a result of the Woodland Acquisition, Ranger became a wholly-owned subsidiary of Woodland Wireless. In addition, pursuant to a Unit Purchase Agreement (the “Unit Purchase Agreement”) entered into on the Effective Date among Woodland Holdings, Phone Services and More, L.L.C., doing business as Visitatel (“PSM”), T2 Communications, L.L.C. (“T2 Communications”) and Ned B. Timmer, Woodland Holdings agreed to purchase all of the outstanding voting member units of each of PSM and T2 Communications, for an aggregate purchase price of $300,000. Final consummation of the transactions contemplated by the Unit Purchase Agreement took place on March 30, 2011.

Subsequent to the closing of the Unit Purchase Agreement, the Company slightly adjusted the manner in which it managed the assets acquired in the Woodland Acquisition. These assets comprise 100% of the Company’s Communication Services Segment. As a result of the closing of the Unit Purchase Agreement, Woodland Wireless, Ranger and WMCLS are collectively referred to herein as the “Ranger Wireless Group”. T2 Communications, T2TV and PSM are collectively referred to herein as the “T2 Group”.

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

Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our marketing services segment is comprised of Enversa and its subsidiaries. Our communication services segment consists of the Ranger Wireless Group and the entities comprising the T2 Group. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. For financial information relating to our business segments, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

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

Employees

As of April 30, 2011, we had an aggregate of 47 full-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

Corporate Information

CornerWorld, Corporation is a Nevada corporation with principal executive offices located at 13101 Preston Road, Suite 100, Dallas, Texas 75240. Our website address is www.cornerworld.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company currently leases office space that it shares with Enversa consisting of approximately 7,670 square feet. This office space is located in Dallas, Texas and expires January 31, 2016.  The Company also leases approximately 1,074 square feet in a different floor in the same office building; this lease is month to month and the Company may vacate these premises at any time.

The Company also maintains an office consisting of approximately 2,655 square feet of leased space in Holland, Michigan for all its Michigan operations. The lease agreement for this property expires January 31, 2012.

The Company also leases approximately 5,662 square feet in Houston, Texas; this lease is month to month and the Company may vacate these premises at any time.

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

On February 3, 2011, the Company and Timmer (collectively the “Parties”), entered into a Settlement Agreement (the “Settlement Agreement”) pursuant to which:

•	Timmer canceled an aggregate of $6.1 million principal on outstanding notes payable. These notes were comprised of the Secured Debenture, dated as of February 23, 2009, issued by Woodland Holdings to Timmer, and the Purchase Money Note dated as of February 23, 2009, issued by Woodland Holdings Corporation to Timmer. These notes had outstanding balances totaling $1.9 million and $4.2 million as of February 3, 2011, respectively.

•	Timmer returned all collateral stock certificates/membership interests of the Company’s subsidiaries in his possession, including Woodland Holdings, T2TV, WMCLS, Woodland Wireless, Ranger, T2 Communications and PSM.

•	Timmer returned all CornerWorld common stock beneficially owned by him representing approximately 35% of the total outstanding stock of the Company. This included 31,450,000 shares held by the Ned Timmer Trust and 2,100,000 shares in the name of Ned Timmer. In addition, Timmer returned 400,000 shares held by HCC Foundation and warrants to purchase 2,750,000 shares. Finally, Timmer agreed that he will never purchase, own or control any CornerWorld Common stock.

•	Timmer resigned from the CornerWorld Board of Directors, resigned his position as an officer of the Company and his employment agreement was terminated.

•	On March 30, 2011, CornerWorld paid Timmer (1) $6.0 million in cash (the “Lump Sum Payment”) and (2) issued a Promissory Note (the “Note”) for $1.8 million. The Note is payable in five annual payments of $360,000 with the first payment coming due April 30, 2012. In addition, the Note bears interest at 10%. The Note is secured by existing collateral held by Timmer as set forth in the Pledge and Security Agreements dated February 23, 2009 made by the Company, CornerWorld, Inc., Enversa Companies, LLC, Woodland Holdings Corp., Woodland Wireless Solutions Ltd., S Squared LLC, West Michigan Co-Location Services, LLC and T2 TV, LLC in favor of Ned B. Timmer and is subordinated to any third party financing of the Lump Sum Payment, among other things.

•	The lease between Woodland Holdings, a CornerWorld subsidiary, and Sol Danzer Enterprises, LLC (“SD”) was terminated.

•	The Parties agreed that the second closing of the Unit Purchase Agreement for the purchase of 100% of the member voting units of T2 Communications, LLC and Phone Services and More, LLC took place contemporaneously with the funding of the Lump Sum Payment.

•	The Parties agreed to dismiss all legal proceedings within 5 business days of the funding of the Lump Sum Payment.

The Settlement Agreement was contingent upon the Company obtaining third party financing for the Lump Sum Payment by March 30, 2011. On March 30, 2011, the Company consummated the Settlement Agreement Timmer by making a payment to Timmer totaling $6.0 million, among other things. In accordance with the Settlement Agreement, subsequently, the Company and Timmer dismissed all legal proceedings against each other.

From time to time, the Company is involved in litigation matters relating to claims arising from the ordinary course of business. While the results of such claims and legal actions cannot be predicted with certainty, the Company’s management does not believe that there are claims or actions, pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is currently traded on the OTCBB under the symbol "CWRL".  The closing price of our common stock on the OTCBB on July 27, 2011 was $0.35/share.  The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.

	High	Low
2011
Quarter ended April 30, 2011	$0.24	$0.02
Quarter ended January 31, 2011	0.04	0.02
Quarter ended October 31, 2010	0.04	0.02
Quarter ended July 31, 2010	0.02	0.02

2010
Quarter ended April 30, 2010	$0.05	$0.02
Quarter ended January 31, 2010	0.06	0.03
Quarter ended October 31, 2009	0.06	0.05
Quarter ended July 31, 2009	0.10	0.05

On October 6, 2006 the Company obtained regulatory approval to post common shares for quoting on the OTC Bulletin Board.

As of April 26, 2011, there were approximately154 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

The Company has two equity compensation plans.  Please see the information found under the “Executive Compensation” section in this document.

Dividends

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all future earnings to fund the operation of our business and do not anticipate paying dividends on our common stock in the foreseeable future. Pursuant to its credit agreement, the Company is precluded from paying dividends.

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

Recent Issuances of Unregistered Stock

On March 30, 2011, concurrent with the financing of the Lump Sum Payment, the Board of the Company approved the following issuances of common stock:

Name of Person or entity:	Number of Shares Issued
Scott Beck	12,585,802
V. Chase McCrea III	3,000,000
Marc Blumberg	1,800,000
Marc Pickren	4,750,000
Kelly Larabee	1,194,215
IU Holdings II, LP	48,414,132
Other employees	750,000
Internet University, Inc.	12,910,435

The Company received no cash proceeds as a result of any of the above stock grants. No consideration was tendered for the grants with the exception of the shares issued to Mr. Beck, Ms. Larabee, IU Holdings II, LP and Internet University, Inc., each of them received shares as a result of either extending terms on existing debt or for converting certain current liabilities to debt with extended terms. See also Item 13, Certain Relationships and Related Transactions for more information. These transactions were purely grants and there were no associated conversion or exercise terms. These stock grants are not subject to vesting or other restrictions. They were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

In addition, on March 30, 2011, concurrent with the financing of the Lump Sum Payment, the Board of the Company approved the following issuances of warrants to purchase the Company ‘s common stock:

Name of Party:	Number of Warrant Shares Issued
Sovereign-Emerald Crest Capital Partners II, LP	4,381,000
Pacific Specialty Insurance Company	4,381,000
Dragonfly Capital Partners, LLC	6,133,406

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements of operations data for the years ended April 30, 2011, 2010 and 2009 and the balance sheet data at April 30, 2011 and 2010 are derived from our audited financial statements which are included elsewhere in this Form 10-K.   The historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

	For the Year Ended April 30:				For the period from September 1, 2006 to
	2011	2010	2009	2008	April 30, 2007

Revenue	$11,761,553	$11,446,700	$3,940,672	$—	$—
Costs of goods sold	3,952,158	3,601,914	1,574,859	—	—
Gross profit (loss)	7,809,395	7,844,786	2,365,813	—	—

Total operating expenses	(8,777,286)	(7,890,895)	(4,282,152)	(4,968,077)	(28,081)
Income (loss) from operations	(967,891)	(46,109)	(1,916,339)	(4,968,077)	(28,081)
Other (expense) income, net	(586,957)	(1,724,108)	(636,649)	(8,016)	—
Income taxes	—	—	(10,500)	—	—
Net Loss	$(1,554,848)	$(1,770,217)	$(2,563,488)	$(4,976,093)	$(28,081)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.07)	$(0.00)

Shares used in calculation of loss per share:
Basic and diluted	99,888,432	88,490,098	52,745,577	66,768,133	62,700,000

Consolidated Balance Sheet Data:

	April 30,
	2011	2010	2009	2008	2007
Cash and cash equivalents	$934,250	$590,163	$601,743	$45,164	$110,873
Total Assets	$13,109,032	$14,923,441	$17,627,095	$298,293	$148,944
Long-term obligations	$7,836,237	$9,629,199	$10,825,000	$—	$—
Total Shareholders’ equity (deficit)	$(738,970)	$(1,502,318)	$16,624	$(131,184)	$125,094

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

Overview

CornerWorld is a marketing and technology services company providing services for the increased accessibility of content across mobile, television and Internet platforms. The Company is a holding company whose wholly owned subsidiaries operate in two rapidly changing business segments: marketing services and communication services.

Originally a development stage company just over two years ago, the Company has completely evolved into a fully integrated telecommunications and marketing services company servicing over 40 cell phone carriers and multiple Fortune 500 corporations. Since completing the integration of our two segments, we have developed a consistent revenue stream and gross margins that support not only our administrative and operating costs but also produce the cash-flows necessary to service our financing commitments.

Our marketing services segment includes Enversa and all its subsidiaries. Enversa is an interactive media company with a focus in marketing that leverages its proprietary lead generation engine to garner qualified leads (consumers) for Fortune 1000 advertisers across social networking websites and niche based websites. In addition, Enversa, through its Gulf subsidiary, provides SEO services, domain leasing and website management services on a recurring monthly basis. We believe the marketing industry will continued to trend toward digital and social media as well as search engine optimization and we are attempting to position our marketing services segment to address the rapidly changing needs of our customers.

Our key asset in our communication services segment is a patented 611 Roaming Service™ from RANGER Wireless Solutions®, which generates revenue by processing over 14 million calls per year from wireless customers and seamlessly connecting them to their service provider. Though the mobile industry has experienced and continues to experience consolidation, our communication services segment revenues continue to remain stable. However, further consolidation in the mobile industry could adversely impact our roaming revenues.

Fiscal Year 2011 Highlights:

•	We recapitalized the Company by raising over $6.5 million of new debt; the new debt issued has substantially longer maturities than the debt it replaced.

•	We settled the outstanding litigation with our one-time Board member and largest creditor, Ned Timmer (“Timmer”). Pursuant to the settlement agreement with Timmer, we paid substantially all of Timmer’s prior debt, removed Timmer from the Company’s Board, terminated Timmer’s employment and reacquired then retired all of Timmer’s common stock.

•	We continue to generate positive operating cash flow and paid down approximately $1.3 million in principal on our outstanding debt.

•	After removal of legal fees totaling $944,012 along with non-cash depreciation & amortization and stock-based compensation expense totaling $247,895 and $2,277,309, respectively, the Company’s pro-forma profit for the year ended April 30, 2011 would have totaled approximately $1,914,368. See the table that follows for more details. The Company expects to continue to generate positive operating cash flows for the fiscal year ended April 30, 2012.

We define “Adjusted Net Income1” as net loss after removal of (i) legal fees and (ii) non-cash charges, including depreciation and amortization and stock-based compensation. Management believes Adjusted Net Income provides useful additional information concerning the Company’s potential profitability. However, Adjusted Net Income is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”). Accordingly, Adjusted Net Income should not be considered an alternative to net income as an indicator of operating performance. The table that follows provides a reconciliation between GAAP net income and Adjusted Net Income.

___________________

1 This measure presented may not be comparable to similarly titled measures reported by other companies.

	April 30, 2011		April 30, 2010
	Total	Per share data	Total	Per share data
	(unaudited)		(unaudited)

Net Loss	$(1,554,848)	$(0.02)	$(1,770,217)	$(0.02)

Legal	944,012	0.01	514,403	0.01

Non-cash charges:
Stock-based compensation	247,895	0.00	256,175	0.00
Depreciation and amortization	2,277,309	0.02	2,369,941[2]	0.03
Total non-cash charges	2,525,204	0.02	2,626,116	0.03

Pro-Forma Net Income	$1,914,368	$0.02	$1,370,302	$0.02
Weighted average common shares outstanding:
Basic and diluted	99,888,432		88,490,098

_____________________

2 Amount includes $46,666 in impairment losses on assets no longer in service.

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

Revenue Recognition

It is the Company’s policy that revenue from product sales or services will be recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” ("SAB No. 104"), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB No. 101"). SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product was not delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

See also Note 9 – “Stock Based Compensation Plans”– to the consolidated financial statements contained in this report for additional information regarding our accounting policies for stock-based compensation.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended April 30, 2011, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Comparison of the year ended April 30, 2011 to the year ended April 30, 2010

Marketing services

Revenues and Gross profit:

Our marketing segment had revenues totaling $5,586,604 for the year month period ended April 30, 2011 as compared to $4,530,341 for the year ended April 30, 2010. This increase is due to the investment in our sales organization and in our search engine optimization (“SEO”) and performance marketing lines of business. The investment in the sales organization increased personnel focused on selling our services which, in turn, generated increases in revenues.

For the same reasons, gross profit at our marketing segment increased for the year ended April 30, 2011 to $2,762,903 from $2,122,754 for the year ended April 30, 2010. Similar to the increase in revenues as stated above, the increase in personnel focused solely on revenue generation and the corresponding increase in revenues has also led to an expansion of our gross profit. Gross profit as a percentage of revenue increased from 46.9% to 49.5% due to an increase in sales of higher margin SEO services.

Selling, General and Administrative Expenses:

SG&A expenses totaled $2,567,996 for the year ended April 30, 2011 as compared to $1,587,388 for the prior year. The increase of $980,608 is primarily due to the aforementioned investments in our sales force and SEO business which created corresponding increases in headcount, rent and utilities.

Net Loss

Net operating loss totaled $152,647 for the year ended April 30, 2011 as compared to net operating income of $100,946 for the prior year. The difference is primarily due to the SG&A increases associated with aforementioned investments in our sales force and SEO business which created corresponding increases in headcount, rent and utilities.  In addition, we recorded bad debt expense of $27,445 during the three month period ended July 31, 2010 related to problems associated with revenues from one customer.

Communications services

Revenues and Gross profit:

Our communications services segment had revenues totaling $6,174,949 for the year ended April 30, 2011 as compared to $6,916,359 for the year ended April 30, 2010. This decrease is primarily due to the fact that our two largest customers merged in the second half of calendar year 2009 and, accordingly, the Company experienced a reduction in roaming revenues. Because the merger was completed in the second half of 2009, the Company believes the merger’s impact on revenues has been fully realized but can make no guarantees that there will not be additional revenue declines in the future.

For the same reasons, gross profit decreased for the year ended April 30, 2011 to $5,046,492 from $5,722,032 for the year ended April 30, 2010. Gross profit as a percentage of revenue decreased slightly to 81.7% during the year ended April 30, 2011 versus 82.7% during the prior year.

Selling, General and Administrative Expenses:

SG&A expenses totaled $2,056,569 for the year ended April 30, 2011 as compared to $2,437,699 for the prior year. The decrease of $381,130 is primarily due to the reduction of headcount in the Communication services segment.

Net Income:

Net income totaled $742,076 for the year ended April 30, 2011 as compared to net income of $541,947 for the corresponding period in the prior year. The improvement of $200,129 is primarily due the fact that one of our subsidiaries received a favorable legal settlement during the year ended April 30, 2011 which totaled approximately $400,000.  In addition, interest expenses were down resulting from the pay down of debt.

Corporate

Selling, General and Administrative Expenses:

SG&A expenses totaled $1,875,412 for the year ended April 30, 2011 as compared to $1,495,867 for the corresponding period in the prior year. The increase of $379,545 is primarily associated with an increase of legal fees at our corporate offices totaling $326,271.   Absent legal fees, SG&A expenses would have totaled $1,549,141 translating to a small increase of $53,274 over the prior year period. This increase is mainly due to continual build-out of our corporate infrastructure.

Results of Operations – Year ended April 30, 2010 compared to April 30, 2009

Marketing services

Our marketing services segment consists of our Enversa division. As previously noted, Enversa was acquired on August 27, 2008 and this annual report only includes operating data for that segment since that date. Accordingly, presentation of an analysis of current year’s operating results versus prior year operating results would be misleading. Please see Note 3 Acquisitions, in the attached financial statements for pro-forma financial data for the year ended April 30, 2009.

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

Corporate

Selling, General and Administrative

Selling, general and administrative (SG&A) totaled $1,495,867 for the year ended April 30, 2010 versus $2,588,830 for the corresponding period in the prior year. The decrease of $1,092,963 is primarily due to the impact of non-recurring legal fees and other merger related costs incurred in the year ended April 30, 2009 associated with our Enversa and Woodland acquisitions. This decrease was offset, to some extent, by increased headcount expenses associated with increasing our corporate infrastructure.

Net Loss

For the year ended April 30, 2010, we incurred a net loss of $2,413,110 as compared to a net loss of $2,352,751 for the year ended April 30, 2009. The increase in net loss is primarily attributable to increases in interest expenses recognized as a result of debt incurred in connection with the Enversa and Woodland acquisitions.

Liquidity and Capital Resources

As of April 30, 2011, we had a working capital deficit of approximately $3.2 million and cash of $934,250. Our working capital deficit is primarily related to certain large accounts payable associated with our 2009 Woodland Acquisition as well as the short-term nature of selected tranches of the debt we issued in March 2011 when we recapitalized the Company. Our working capital deficit has decreased substantially from our April 30, 2010 year end deficit which totaled approximately $4.3 million. This decrease is primarily due to the fact that, as a result of the March 2011 recapitalization, we extended the maturities of substantially all of our debt. We believe the cash flows from our existing operations will be adequate to manage our debt commitments and we have good relationships with the vendors associated with the large accounts payable who we continue to pay with excess cash flow. Management expects that its current cash and operational cash flow will sustain the Company.

Our investing activity for the year ended April 30, 2011, consisted primarily of $164,294 of capital expenditures, primarily associated with the relocation of several of our facilities, including our home office.   Management believes the reduced rents in the new locations will more than offset the capital expenditures.

Our financing activities for the year ended April 30, 2011 included raising $5.0 million of third party cash as well as an additional $1.5 million in cash from related parties. We paid $6.0 million in cash and issued a $1.8 million promissory note to Timmer, a former Board member, shareholder and creditor in consideration for $9.1 million in liabilities and to reacquire 33,950,000 shares of our common stock. In addition, at terms of up to five years, the new debt had maturities substantially longer than the maturities of the debt that it replaced which, prior to recapitalizing, would have become current as of April 30, 2011. See also Note 6 – “Debt”– to the consolidated financial statements contained in this report for additional information regarding the Company’s existing debt arrangements and maturities.

We have no other bank financing or other external sources of liquidity. We source all of our liquidity through our operations and this was our second consecutive year where the Company’s operations generated positive operating cash flow.  We expect that trend to continue.

We will most likely need to obtain additional capital in order to further expand our operations. We are currently investigating other financial alternatives, including additional equity and/or debt financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that any additional financing will become available to us, and if available, that such financing will be on terms acceptable to us.

Contractual Obligations

The following table presents our contractual obligations as of April 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Notes payable to related parties	$4,261,372	$1,846,973	$2,054,364	$360,036	$—
Notes payable	6,800,000	860,000	5,580,000	360,000	—
Operating leases	774,312	165,063	481,476	127,773	—
Total	$11,835,684	$2,872,036	$8,115,840	$847,809	$—

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Inflation

We believe that, for the year ended April 30, 2011, inflation has not had a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and supplementary data are included in pages F-2 through F-24 of this Annual Report on Form 10-K.

Quarterly Results of Operation (Unaudited)

The following table presents the Company’s unaudited quarterly statements of operations for each of the eight quarters in the two-year period ended April 30, 2011. The information in the table should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained elsewhere in this report. The underlying unaudited financial statements are prepared on the same basis as the audited consolidated financial statements included in this report, which include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for the fair presentation of the Company’s financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future periods.

	Three Months Ended
	July 31, 2009	October 31, 2009	January 31, 2010	April 30, 2010	July 31, 2010	October 31, 2010	January 31, 2011	April 30, 2011
Net sales	$2,914,655	$2,928,300	$2,905,443	$2,698,302	$2,877,603	$2,950,294	$2,939,351	$2,994,305
Cost of Sales	941,856	762,209	939,045	958,805	1,028,384	914,778	953,628	1,055,368
Gross profit	1,972,799	2,166,091	1,966,398	1,739,497	1,849,219	2,035,516	1,985,723	1,938,937
Selling, general and administrative expenses	1,045,071	1,191,975	1,721,780	1,562,128	1,421,404	1,708,213	1,759,891	1,610,469
Depreciation and amortization	649,005	624,652	625,774	470,510	568,000	564,183	569,546	575,580
Operating Income (loss)	278,723	349,464	(381,156)	(293,141)	(140,185)	(236,880)	(343,714)	(247,112)
Other income (expense), net	(682,929)	(371,300)	(433,903)	(235,975)	158,929	(184,721)	(195,030)	(366,135)
Loss before income taxes	(404,206)	(21,836)	(815,059)	(529,116)	18,744	(421,601)	(538,744)	(613,247)
Income tax expense	—	—	—	—	—	—	—	—
Net loss	$(404,206)	$(21,836)	$(815,059)	$(529,116)	$18,744	$(421,601)	$(538,744)	$(613,247)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.01)	$0.01
Weighted average common shares outstanding:
Basic and diluted	67,053,100	95,768,317	95,768,317	95,602,587	95,518,317	95,518,317	95,518,317	113,440,700

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

The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2011. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

           Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and the Company’s CFO and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. GAAP and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

           As of April 30, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of April 30, 2011, as a result of the identification of the material weakness described below.

           A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

           Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company's management has identified a material weakness in the effectiveness of internal control over financial reporting related to a shortage of resources in the accounting department required to assure appropriate segregation of duties.

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

Management's Remediation Plan

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company currently has 2 Directors. The term of each Director expires at the Company’s annual meeting each year. The persons whose names are listed below will serve until the Annual Meeting in 2011 or until his successor has been elected and qualified.  Our Board of Directors is not currently divided into classes.

Name of Director	Age	Positions with CornerWorld Since
Scott N. Beck	37	Chief Executive Officer, Chairman and Director, 2007
Marc Blumberg	38	Director, 2008

Scott N. Beck was appointed Chairman and CEO of CornerWorld after founding CornerWorld in 2007.  Prior to founding CornerWorld Corporation, from 2004 to present, Mr. Beck has served as Chairman and President of Beck Ventures, a venture capital firm that he founded.  Prior to founding Beck Ventures, Mr. Beck worked as an Associate Vice-President at JP Morgan Chase and Co’s Lab Morgan where he focused on new business formation and corporate strategy for the bank globally. Prior to joining JP Morgan Chase, Mr. Beck was a member of SG Cowen’s leveraged Finance Group, where he provided support to clients who access the high yield and leveraged finance capital markets. Preceding SG, Mr. Beck was a senior auditor at Ernst and Young LLP. Mr. Beck received a Masters of Accounting from the McCombs School of Business at the University of Texas at Austin where he completed his B.B.A. Mr. Beck is a member of the Board of Directors of United Texas Bank and is President of Beck Properties Trophy Club.   The Board of Directors has determined that Mr. Beck’s prior experience working as an investment banker on Wall Street with both high-tech and public companies make him uniquely qualified to serve as the Chairman of CornerWorld.

Marc Blumberg was appointed Director subsequent to CornerWorld’s August 27, 2008 acquisition of Enversa Companies.  Mr. Blumberg has been with imc2, one of the largest independently owned digital advertising agencies in the United States, since 1997 and currently serves as their President. He leads their clients in developing innovative and effective marketing strategies.  Mr. Blumberg helped build the company from six to a staff of over 500 people providing services to Procter & Gamble, The Coca-Cola Company, and GlaxoSmithKline. Before joining imc2, Mr. Blumberg was a strategy consultant for Gemini Consulting’s MAC Group and for the New England Consulting Group. Mr. Blumberg has spent his professional career consulting with FORTUNE 500 companies. He holds a Bachelor of Science in Economics from the University of Pennsylvania’s Wharton School of Business.   The Board of Directors has determined that Mr. Blumberg’s joint experience with imc2 and serving as a consultant to FORTUNE 500 companies adequately qualifies him to serve on the Board of Directors.

The business and affairs of the Company are managed under the direction of the Board of Directors. The Board believes that good corporate governance is a critical factor in achieving business success and in fulfilling the Board’s responsibilities to stockholders. The Board believes that its practices align management and stockholder interests. Highlights of our corporate governance practices are described below.

Additional Executive Officers

Marc Pickren, age 40, has served as our President since his appointment on May 9, 2011.  Prior to his appointment as President of CornerWorld, he served at the Company’s Chief Marketing Officer and as President of the Company’s Enversa division, which he co-founded with Marc Blumberg.  He is responsible for strategic vision, process architecture, and sales and marketing.  Before founding Enversa, Mr. Pickren spent nearly three years with J. Walter Thompson as a partner in their Government and Direct-Response Practice where he directed a worldwide team of account managers and online strategists. Prior to J. Walter Thompson, Mr. Pickren was with TMP Worldwide/Monster.com, where he helped the private yellow pages agency grow to a leading public Internet media concern that would become one of the most successful public offerings of the late 1990’s.

V. Chase McCrea III, age 43, has served as our Chief Financial Officer since his appointment September 18, 2009.  Mr. McCrea is a CPA with over 18 years of experience working with and for public companies serving in a variety of capacities.  Until July 2007, Mr. McCrea had served as the Interim Chief Financial Officer and Vice President of Finance of Home Solutions of America, Inc., a publicly traded construction concern. Prior to that, he worked as the Director of Finance for Penson Worldwide, Inc., an international securities clearing firm dating to the summer of 2006, and also as a Manager of SEC Reporting for chemical giant Celanese dating to the summer of 2005. For several years prior to 2005 Mr. McCrea had served as the Director of SEC Reporting for technology company DG Systems (the predecessor company to DG/FastChannel, Inc.) as well as serving as the Director of Finance for approximately five years for a telecommunications provider. Mr. McCrea’s experience includes over eight years working for Big Four accounting firms, where he attained the level of assurance manager. Mr. McCrea holds a Bachelor’s of Science in Accounting from the highly regarded accounting school at the University of Southern California. The Board of Directors has determined that Mr. McCrea’s experience working with and for publicly traded companies adequately qualifies him to serve as Chief Financial Officer.

 Code of ethics

The Company has not currently adopted a code of ethics. The Company only recently settled its lawsuit with a Board member, significant shareholder and creditor. The issues surrounding the lawsuit occupied all Board of Directors meetings and hindered the Board from conducting certain issues in the ordinary course of business. With the Settlement Agreement completed, the Company expects to adopt of code of ethics during the current fiscal year.

Director Independence

Our common stock is currently quoted on the OTCBB and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered "independent" the board utilizes the definition of independence set forth in Rule 5605(a)(2) of the Nasdaq Marketplace Rules. The Company currently does not have an independent director.

Board meetings

The Board of Directors held 3 meetings during the fiscal year ended April 30, 2011.  Mr. Beck and Mr. Blumberg attended all three meetings.  Directors receive no compensation for meeting attendance.

Board committees

We do not have an audit, nominating or compensation committee. We intend, however, to establish an audit committee and a compensation committee of our Board of Directors in the future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

We do not have an audit committee financial expert on our Board because we do not have an audit committee and hiring an expert would be cost prohibitive.

Board Structure

Our Board has not chosen to separate the positions of Chief Executive Officer and Chairman of the Board in recognition of the fact that our operations are sufficiently limited that such separation would not serve any useful purpose. Our Chairman and Chief Executive Officer is responsible for setting the strategic direction for our company and for the day-to-day leadership of our Company, as well as setting the agenda for Board meetings and presiding over meetings of the full Board.

Role of Board in Risk Oversight Process

Management is responsible for the day-to-day management of risk and for identifying our risk exposures and communicating such exposures to our Board. Our Board is responsible for designing, implementing and overseeing our risk management processes. The Board does not have a standing risk management committee, but administers this function directly through the Board as a whole. The whole Board considers strategic risks and. opportunities and receives reports from its officers regarding risk oversight in their areas of responsibility as necessary. We believe our Board’s leadership structure facilitates the division of risk management oversight responsibilities and enhances the Board’s efficiency in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

Communications with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company by sending communications to the attention of the Chief Executive Officer at 13101 Preston Road Suite 100, Dallas Texas 75240.  If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the Board of Directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table on the following page sets forth the compensation earned by our Chief Executive Officer, our President , who had previously served as our Chief Marketing Officer, and our Chief Financial Officer for the last three fiscal years.  We do not have any other executive officers who were awarded, earned or were paid over $100,000.

Name and principal position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e) (1)	Option Awards ($)(f)(2)	All Other Compensation ($)(i)	Total ($)(j)
Scott N. Beck, Chairman of the Board of Directors, Chief Executive Officer	2011	250,000	65,470(5)	107,662	—	—	423,132
	2010	250,000	134,375	—	—	—	384,375
	2009	166,667	—	7,161	—	190,000(3)	363,828

Marc A. Pickren, President, previously Chief Marketing Officer	2011	200,000	46,646(6)	40,633	—	—	287,279
	2010	200,000	72,157	—	—	—	272,157
	2009	133,333	29,105	—	449,588	—	612,026

V. Chase McCrea III, Chief Financial Officer	2011	156,250	30,419(7)	25,633	6,800	—	219,102
	2010	109,598(4)	13,000	—	8,500	—	131,098

(1)	The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with ASC Topic 718 (formerly FAS 123[R]) of stock awards granted to each named executive officer, and therefore include amounts from awards granted in and prior to the applicable fiscal year. Assumptions used in the calculation of this amount are included in footnote 8 to the Company’s audited financial statements for the fiscal year ended April 30, 2010 included in the Company’s Annual Report on Form 10-K.

(2)	The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with ASC 718 with respect to outstanding stock options granted to each executive officer, whether granted in that fiscal year or in prior fiscal years. These balances have not been adjusted for the potential impact of estimated forfeitures. Assumptions used in the calculation of this amount are included in footnote 9 to the Company’s audited financial statements for the fiscal year ended April 30, 2009 included in this Annual Report on Form 10-K.

(3)	Amounts reported reflect a fee earned for completion of the Woodland Acquisition.

(4)	Amounts reported include salary and consulting compensation earned prior to Mr. McCrea being named Chief Financial Officer effective September 18, 2009.

(5)	Mr. Beck’s bonus was accrued at April 30, 2011 and is payable in cash pursuant to a schedule provided in his employment agreement.

(6)	A portion of Mr. Pickren’s bonus was cash settled prior to April 30, 2011 and a portion is payable in cash over the 6 month period following April 30, 2011.

(7)	A portion of Mr. McCrea’s bonus was paid in cash prior to April 30, 2011 and a portion was accrued at April 30, 2011, with the remaining portion payable in cash by August 31, 2011. The discretionary portion of his bonus has not yet been determined but could include up to an additional $10,209.

Executive Employment Agreements

Mr. Beck is employed subject to an employment agreement dated July 28, 2011. Pursuant to his employment agreement, Mr. Beck is paid an annual base salary of $400,000, an annual performance based cash bonus subject to the discretion of the Board of Directors, a bonus fee of 2.00% of all equity and debt raised during the time of his contract, a 3.50% fee for the transaction value of all acquisitions as defined in his employment agreement, warrants equal to 3.25% of the equity issued pursuant to any debt and equity raised during the time of his employment agreement, a warrant equal to 3.25% of the transaction value of any equity issued in association with all acquisitions and a $5.0 million buyout fee in the case of termination without cause or a change in control. Mr. Beck’s employment agreement continues through July 27, 2021.

Mr. Pickren is not currently employed subject to an employment agreement. The Company and Mr. Pickren are currently working towards a mutually agreeable agreement for the future.

Mr. McCrea is employed subject to his employment agreement which became effective August 1, 2010. Pursuant to his employment agreement, Mr. McCrea is paid an annual base salary of $165,000 and a cash bonus equivalent up to 25% of his base salary. With respect to Mr. McCrea’s bonus, 33% is at the discretion of the CEO, 33% is payable to the extent the Company’s EBITDA exceeds $1.5 million and 33% if the Company completes its public filings in a timely manner. Mr. McCrea is also to be paid a severance equal to six months of his base salary should he be terminated without cause. Mr. McCrea’s employment agreement continues through July 31, 2012.

During the year ended April 30, 2011, there has been no occurrence of the re-pricing of an outstanding option or other equity-based award and no waiver or modification of any specified performance target with respect to any amount included in non-stock incentive plan compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information regarding stock option awards previously granted which were outstanding at April 30, 2011.

		Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (b)	Number of Securities Underlying Unexercised Unexercisable Options (c)	Equity Incentive Plan: Number of Securities Underlying Unexercised Unearned Options (d)	Weighted Average Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares of Units of Stock That Have Not Vested (g)	Market Value of Shares of Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (j)
Scott N. Beck	—	—	—	—	—	—	—	—	—
Marc Pickren	400,000	150,000	—	$0.50	8/26/13	—	—	—	—
V. Chase McCrea III	175,000	275,000	—	$0.20	10/12/15	—	—	—	—

Stock Compensation Plans:

Incentive Stock Plan

On August 17, 2007, the Company’s board of directors adopted and implemented the Company’s 2007 Incentive Stock Plan. Under the Incentive Stock Plan, the Company is authorized to issue 4,000,000 shares of its common stock to the Company’s directors, officers, employees, advisors or consultants.

Any Incentive Stock Option granted to an employee of the Company shall become exercisable over a period of no longer than 5 years, and no less than 20% of the shares covered thereby shall become exercisable annually. 25% of shares vest on the six month anniversary of the date of grant, the Initial Vesting Date, while the remaining options vest annually in 25% increments beginning on the first anniversary of the Initial Vesting Date. The options expire 10 years from the grant date.

The number of shares outstanding under the Company’s 2007 Incentive Stock Plan as of April 30, 2011 was 1,670,000.

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

As of April 30, 2011, 850,000 authorized shares under the Company’s 2007 Stock Compensation Plan had been granted.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL

Each of Mr. Beck and Mr. McCrea are named Executive Officers currently employed subject to employment agreements.  Pursuant to their respective employment agreements, they are entitled to payments for termination for reasons other than cause or resulting from a change in control described as follows:

Should Mr. Beck be terminated prior to the expiration of his contract for a reason other than cause, as defined in his employment agreement, he is entitled to the following:

a)	Payment of the full amount of base salary for the days remaining of the contract for the full ten (10) year period of the contract; paid in full on the six month anniversary of the date of termination

b)	Any bonus amount that would otherwise have been payable to Employee, payable on the next date on which a bonus amount would have otherwise been payable to Employee following the termination Date, prorated through the Termination Date;

c)	any vacation pay accrued but unpaid as of the Termination Date, payable in a single lump sum payment on the Termination Date; and

d)	the lump sum payment of One Million Dollars ($5,000,000) paid in full on the six month anniversary date of the date of termination.

Should Mr. McCrea be terminated prior to the expiration of his contract for a reason other than cause, as defined in his employment agreement, he is entitled to the following:

a)	Payment of his base salary for 180 days payable in accordance with the customary payroll practices of the Company for a period of 180 days

b)	Any bonus amount that would otherwise have been payable to Employee, payable on the next date on which a bonus amount would have otherwise been payable to Employee following the termination Date, prorated through the Termination Date; and

c)	any vacation pay accrued but unpaid as of the Termination Date, payable in a single lump sum payment on the Termination Date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table on the following page sets forth, as of April 30, 2011 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s Directors, (iii) each of the executive officers and (iv) all current Directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. As of April 30, 2011, the Directors and executive officers of the Company held a total of 41,994,038 shares of Common Stock entitled to vote, representing 27.8% of the then outstanding shares of Common Stock.

Beneficial Owner	Amount of Common Stock Beneficially Owned as of April 30, 2011 (1)	Percentage of Common Stock Outstanding (1)

Executive Officers and Directors (2)
Scott Beck (3)	29,051,038	19.6%
Marc Blumberg (4), (7)	4,035,000	2.7%
Marc Pickren (5)	5,733,000	3.9%
V. Chase McCrea III (6)	3,175,000	2.2%
All executive officers and directors as a group (consisting of 4 individuals)	41,994,038	27.8%

Other 5% stockholders:
IU Holdings II, LP (8)	48,414,132	39.6%
Internet University, Inc. (7)	20,542,435	14.0%
Total Executive Officers, Directors and Affiliates (2)	120,850,605	69.4%

(1)	The number of shares of Common Stock outstanding as of April 30, 2011 was 146,972,901. The number of beneficially owned shares includes shares issuable pursuant to stock options that may be exercised within sixty (60) days after April 30, 2011 as well as warrants that are immediately exercisable. In addition, the table contemplates the issuance of shares and warrants to certain individuals and entities as detailed in Item 10, “Recent Sales of Unregistered Securities”. At the time of this filing, all warrants had been issued but the share issuances had not yet been completed.

(2)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the officers and Directors named in the table have sole voting and investment power with respect to all shares of Common Stock. Unless otherwise indicated, the business address of each beneficial owner listed is 13101 Preston Road, Suite 100, Dallas, Texas 75240.

(3)	Includes 1,321,000 shares issuable upon exercise of warrants immediately exercisable as of April 30, 2011.

(4)	Includes 1,500,000 warrants to purchase common stock exercisable within sixty (60) days of April 30, 2011. In addition, the number includes 375,000 shares issuable upon exercise of stock options exercisable or that vest within 60 days of April 30, 2011.

(5)	Includes 275,000 shares issuable upon exercise of stock options exercisable or that vest within 60 days of April 30, 2011.

(6)	Includes 175,000 shares issuable upon exercise of stock options exercisable or that vest within 60 days of April 30, 2011.

(7)	Mr. Blumberg is a shareholder and the President of Internet University, Inc. His business address and the business address of this entity is 12404 Park Central, Suite 400, Dallas, Texas 75251.

(8)	The business address of this entity is 5005 LBJ, Freeway, Suite 370 Occidental Tower Management, Dallas, TX 75244.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s Enversa division receives administrative support from its former parent company, Internet University, Inc. (“Internet University”). Included in such administrative support are human resources, payroll, information technology and facilities services. Prior to moving on February 1, 2011, Enversa operated from office space provided by Internet University and utilized furniture and equipment provided by Internet University in such office space. The costs of such services have been billed to Cornerworld and are reflected in the income statements in the total amount of $253,999, $256,862 and $264,796 for the years ended April 30, 2011, 2010 and 2009, respectively.

Additionally, for the period from August 2008 through April 2011, all of CornerWorld’s and Enversa’s employees were leased to Enversa through a certain Transition Services Agreement between Cornerworld, Enversa, and Internet University, Inc. CornerWorld and Enversa employees were paid under the federal employer identification number and are included in the employee benefit programs, such as life, health and disability insurance and 401(k) of a subsidiary of Internet University. The selling, general and administrative expenses on the income statement reflects a total of $2,531,345, $1,493,279 and $492,885 of actual salaries for CornerWorld’s corporate and Enversa personnel during the years ended April 30, 2011, 2010 and 2009, respectively, as well as an allocation of payroll taxes and employee benefits calculated at 15% of salary. Subsequent to April 30, 2011, all employees are being paid under the Company’s federal employer identification number.

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was originally intended to expire on February 23, 2009. From time to time, Enversa and Internet University amended the line of credit, which extended the maturity date until December 31, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in CornerWorld’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that Cornerworld and Enversa receives or is at any time entitled to receive. There was no outstanding balance under the line of credit at April 30, 2011 and the Company no longer has access to the unused portion. The Company recognized interest expenses totaling $6,944 and $23,575 during the years ended April 30, 2011 and 2010, respectively, related to this line of credit.

As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc., Marc Blumberg and Marc Pickren (collectively, the “Enversa Sellers”).   Mr. Blumberg is a member of the Company’s Board of Director as well as the president of Internet University, Inc. and Mr. Pickren is the President of the Company.  On March 30, 2011, the Company entered into amendments to its promissory notes with the Enversa Sellers (collectively the “Tier 4 Junior Notes”). The amendments to the Tier 4 Junior Notes revised the repayment schedules of the Tier 4 Junior Notes such that principal payments would be payable annually beginning on March 31, 2012 until such time as the Tier 4 Junior Notes mature on March 31, 2016. Interest payments will be payable monthly at a revised rate of 15% per annum. The Company recorded interest of $65,997 and $115,247 on this facility during the years ended April 30, 2011 and 2010, respectively.  The balance of these notes totaled $1,364,199 at April 30, 2011.

On February 23, 2009 the Company completed the acquisition of all of its Michigan-based operating divisions (the “Woodland Acquisition”). As a result of the Woodland Acquisition, the Company issued debt and equity securities to Mr. Ned Timmer (“Timmer”) who became a member of the Board of Directors and the President of the Company’s Woodland division. Timmer was the holder of a $4,200,000 secured debenture as well as a holder of the Company’s $3,100,000 purchase money note.

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. On March 30, 2011, the Company entered into Amendment No. 3 (“IU Amendment No. 3”) to its Promissory Note to IU Investments, LLC (the “Tier 3 Junior Note”).  IU Amendment No. 3 revised the repayment schedule of the Tier 3 Junior Note such that the Company will make principal payments totaling $27,417/month until February 28, 2012, after which time the Company will pay $67,200 annually beginning March 31, 2012 until such time as the Tier 3 Junior Note is paid in full on March 31, 2016. Interest payments will be payable monthly at a rate of 10% per annum.  A member of the Company’s Board of Director as well as one of the selling partners of Enversa is an employee of the parent of IU Investments, LLC. The Company recorded interest of $104,324 and $177,219 on this facility during the years ended April 30, 2011 and 2010, respectively. The balance of this note totaled $610,166 at April 30, 2011.

On December 22, 2009, the judge in the United States District Court for the Western District of Michigan issued an order (the “Order”) which, among other things,  ordered: (1) The actions taken by Timmer on December 10, 2009 to gain corporate control over Woodland are deemed null and void; (2) Timmer shall return to CornerWorld all collateral and/or property belonging to the Company over which he has asserted control, including, but not limited to, the funds contained in bank accounts; and (3) Timmer shall be removed from active management of the Holland employees, but shall be retained on the Board of Directors of the Company.

As detailed in the Form 8-K filed on February 16, 2011, on February 3, 2011, CornerWorld and Timmer entered into a Settlement Agreement the principal terms of which were as follows:

•	Timmer canceled an aggregate of $6.1 million principal on outstanding notes payable. These notes had outstanding balances totaling $1.9 million and $4.2 million, respectively. The Company paid interest expenses to Timmer totaling approximately $729,533 and $886,333 on these two facilities during the years ended April 30, 2011 and 2010, respectively.

•	Timmer returned all collateral stock certificates/membership interests in his possession.

•	Timmer returned all CornerWorld common stock in his possession representing approximately 35% of the total outstanding stock of the Company. This included 31,450,000 shares held by the Ned Timmer Trust and 2,100,000 shares in the name of Ned Timmer. In addition, Timmer returned 400,000 shares held by HCC Foundation and warrants to purchase 2,750,000 shares.

•	Timmer resigned from the CornerWorld Board of Directors, resigned his position as an officer of the Company and his employment agreement was terminated.

•	Timmer terminated the lease between Woodland Holdings, a CornerWorld subsidiary, and Sol Danzer Enterprises, LLC. During the years ended April 30, 2011 and 2010, the Company paid approximately $211,644 and $211,644 in rent and management fees to Timmer as a result of this lease.

On March 30, 2011, CornerWorld paid Timmer $7.8 million.  The payment was comprised of (1) $6.0 million in cash (the “Lump Sum Payment”) and (2) a Promissory Note (the “Timmer Note”) for $1.8 million.  Subsequent to the Lump Sum Payment and the issuance of the Timmer Note, Timmer is no longer affiliated with the Company as an employee, a shareholder or a member of its Board of Directors.  Accordingly, subsequent to March 30, 2011, Timmer is no longer a related party.

The Company funded the Lump Sum Payment with a combination of third party and related party financing as desscribed in the Company’s Form 8-K filed on April 5, 2011.

A portion of the Lump Sum Payment was sourced from IU Holdings, LP (“IUH”).   On March 30, 2011, the Company entered into a subordinated $1.5 million promissory note with IUH (the “Tier 2 Junior Note”).  Principal under the Tier 2 Junior Note is payable in quarterly installments of $187,500  commencing on May 31, 2011 until such point as the Tier 2 Junior Note matures on February 28, 2013.  Interest on the outstanding principal amount under the Tier 2 Junior Note is payable monthly in arrears at a rate of 12% per annum.  As additional consideration to induce the Tier 2 Junior Lender to enter into this Promissory Note, the Company issued the Tier 2 Junior Lender, 48,414,132 shares of CornerWorld Corporation Common stock.  IUH is a partnership whose limited partners include friends and family of the Company’s Chief Executive Officer.  The Company paid approximately $15,500 in interest during the year ended April 30, 2011 to IUH as a result of this note.  The balance of this note totaled $1,500,000 at April 30, 2011.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University.  Principal under the Tier 5 Junior Note is payable in monthly installments of $25,000  commencing on April 30, 2011 until such point as the Tier 5 Junior Note matures on April 30, 2012.  Interest on the outstanding principal amount under the Tier 5 Junior Note is payable monthly in arrears at a rate of 15% per annum.  As additional consideration to induce the Tier 5 Junior Lender to enter into this Promissory Note, the Company issued the Tier 5 Junior Lender, 12,910,435 shares of CornerWorld Corporation Common stock.  The Company recorded interest of $5,000 on this facility during the year ended April 30, 2011.  The balance of this note totaled $375,000 at April 30, 2011.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Tier 7 Junior Note is payable in monthly installments of $12,746  commencing on April 30, 2011 until such point as the Tier 7 Junior Note matures on September 30, 2013.  Interest on the outstanding principal amount under the Tier 7 Junior Note is payable monthly in arrears at a rate of 10% per annum.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation Common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable; as of April 30, 2010, the Company has accrued liabilities totaling approximately $315,000 to our Chief Executive Officer.  The Company recorded interest of $3,250 on this facility during the year ended April 30, 2011.  The balance of this note totaled $377,196 at April 30, 2011.

On March 30, 2011, the Company entered into an unsecured $37,976 promissory note (the “Tier 8 Junior Note”) with Kelly Larabee Morlan; Ms. Morlan is the Secretary of the Company.  Principal under the Tier 8 Junior Note is payable in monthly installments of $3,165  commencing on April 30, 2011 until such point as the Tier 8 Junior Note matures on March 30, 2012.  Interest on the outstanding principal amount under the Tier 8 Junior Note is payable monthly in arrears at a rate of 10% per annum.  As additional consideration to induce Ms. Morlan to enter into this Promissory Note, the Company issued Ms. Morlan 1,194,215 shares of CornerWorld Corporation Common stock.  The Tier 8 Junior Note is unsecured.  The Company recorded interest of $316 on this facility during the year ended April 30, 2011.  The balance of this note totaled $34,811 at April 30, 2011.

On February 1, 2011, the Company entered into a lease for office space with an entity that is controlled by the family of the Company’s CEO. The lease is for 5 years with minimum annual rentals of $148,464 in year one, $153,660 in year two, $159,038 in year three, $164,605 in year four and $170,366 in year five.

Policy Regarding Transactions with Related Persons

We do not have a formal, written policy for the review, approval or ratification of transactions between us and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person that are required to be disclosed under Item 404(a) of Regulation S-K. However, our policy is that any activities, investments or associations of a director or officer that create, or would appear to create, a conflict between the personal interests of such person and our interests must be assessed by our Chief Executive Officer and our Chief Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees and services approved by the Company and performed by Schumacher and Associates, Inc. for the fiscal years ended April 30, 2010 and 2009.

	Year ended April 30,
	2011	2010

Audit Fees (1)	$42,900	$37,500
Audit Related Fees (2)	—	—
Total (3)	$42,900	$37,500

(1)	Audit Fees. This represents the aggregate fees billed to us in each of fiscal 2011 and fiscal 2010 for professional services rendered by Schumacher and Associates, Inc. for (i) the audit of our annual financial statements included in our annual report on Form 10-K and (ii) the review of our interim financial statements included in the quarterly reports.

(2)	Audit-Related Fees. The aggregate fees billed to us in each of fiscal 2011 and fiscal 2010 for professional services rendered by Schumacher and Associates, Inc. for audit-related fees including statutory and regulatory filings was zero. We do not currently engage Schumacher and Associates, Inc. to perform internal control testing.

(3)	Tax Fees. We do not currently engage Schumacher and Associates, Inc. to perform tax services.

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

(b) Description of exhibits

INDEX TO EXHIBITS

Exhibit
Numbers	Description
2.1	Share Exchange Agreement, dated May 11, 2007, by and among Cornerworld, Inc. and each of the shareholders of Cornerworld, Inc. and Cornerworld Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 30, 2007).
2.2	Letter Agreement, dated June 21, 2007, amending the Share Exchange Agreement, dated May 11, 2007, by and among Cornerworld, Inc. and each of the shareholders of Cornerworld, Inc. and Cornerworld Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 15, 2007).
2.3	Amendment No. 2, dated July 27, 2007, to the Share Exchange Agreement, dated May 11, 2007, by and among Cornerworld, Inc. and each of the shareholders of Cornerworld, Inc. and Cornerworld Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 15, 2007).
2.4	Amendment No. 3, dated August 8, 2007, to the Share Exchange Agreement, dated May 11, 2007, by and among Cornerworld, Inc. and each of the shareholders of Cornerworld, Inc. and Cornerworld Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed August 15, 2007).
2.5	Share Purchase Agreement, dated March 7, 2008, by and among Cornerworld Corporation., Sway, Inc. and the shareholders of Sway, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 13, 2008).
2.6	Amendment No. 1, dated March 12, 2008, to the Share Purchase Agreement, dated March 7, 2008, by and among Cornerworld Corporation, Sway, Inc. and the shareholders of Sway, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 13, 2008).
2.7	Share Exchange Agreement and Plan of Merger, dated August 27, 2008, by and among Cornerworld Corporation, Enversa Companies LLC, Leadstream LLC, and the holders of the membership interests of Leadstream (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 3, 2008).
2.8	Stock Purchase Agreement, dated February 23, 2009, by and among Cornerworld Corporation, Woodland Holdings Corp., Ned B. Timmer and HCC Foundation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed February 27, 2009).
2.9	Unit Purchase Agreement, dated February 23, 2009, by and among Woodland Holdings Corp., Phone Services and More, L.L.C., T2 Communications, L.L.C. and Ned B. Timmer (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed February 27, 2009).
3.1	Articles of Incorporation of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated November 9, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed September 27, 2005).
3.2	Certificate of Correction of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated November 24, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, filed December 15, 2010)
3.3	Certificate of Change of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated October 18, 2006 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed October 25, 2006).
3.4	Certificate of Amendment to Articles of Incorporation For Nevada Profit Corporations of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated May 4, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, filed December 15, 2010)
3.5	Bylaws of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated November 9, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed September 27, 2005).
4.1	Form of Registration Rights Agreement, dated August 27, 2008 by and among Cornerworld Corporation, Internet University, Inc., Marc Blumberg and Marc Pickren (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 3, 2008).
10.1	Form of Promissory Note, dated August 27, 2008, issued by Cornerworld Corporation to Leadstream Members (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed September 3, 2008).
10.2	Subscription Agreement, dated February 23, 2009, by and between Cornerworld Corporation and IU Investments, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed February 27, 2009).

10.3	Promissory Note, dated February 23, 2009, issued by Cornerworld Corporation to IU Investments, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed February 27, 2009).
10.4	Letter Agreement with Oberon Securities, LLC, dated February 20, 2009, by and between Cornerworld Corporation and Oberon Securities, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed February 27, 2009).
10.5w	Warrant to purchase 250,000 shares of Cornerworld Corporation common stock, dated February 23, 2009, issued by Cornerworld Corporation to Peter Lazor (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed February 27, 2009).
10.6w	Employment Agreement between CornerWorld Corporation and Scott N. Beck dated August 22, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A, filed July 27, 2010).
10.7w	Warrant issued to Marc Blumberg dated November 21, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A, filed July 27, 2010).
10.8w	Warrant issued to Marc Blumberg dated February 23, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A, filed July 27, 2010).
10.9w	Warrant issued to Scott N. Beck dated February 23, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A, filed July 27, 2010).
10.10	Amendment No. 1 to Promissory Note dated as of March 31, 2010 between CornerWorld Corporation and IU Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2010)
10.11	Amendment No. 2 to Line of Credit dated as of March 31, 2010 between Enversa Companies and Internet University, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2010)
10.12	Amendment No. 1 to Promissory Note dated as of March 31, 2010 between CornerWorld Corporation and Internet University, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2010)
10.13	Amendment No. 1 to Promissory Note dated as of March 31, 2010 between CornerWorld Corporation and Marc Blumberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2010)
10.14	Amendment No. 1 to Promissory Note dated as of March 31, 2010 between CornerWorld Corporation and Marc Pickren (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 6, 2010)
10.15	Amendment No. 2 to Promissory Note dated as of May 14, 2010 between CornerWorld Corporation and IU Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 21, 2010)
10.16	Employment Agreement between CornerWorld Corporation and V. Chase McCrea III, effective August 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 12, 2010)
10.17	Settlement Agreement dated February 3, 2011 by and between CornerWorld Corporation and Ned B. Timmer. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed March 17, 2011)
10.18	Stock Option Agreement dated October 13, 2010 between CornerWorld Corporation and V. Chase McCrea III, Chief Financial Officer (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed March 17, 2011)
10.19	Credit Agreement dated as of March 30, 2011 by and among Enversa Companies, LLC & S Squared, LLC and Pacific Specialty Insurance Company & Sovereign - Emerald Crest Capital Partners II, LP (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed April 5, 2011)
10.20	Promissory Note dated as of March 30, 2011 by and among Enversa Companies, LLC & S Squared, LLC and Pacific Specialty Insurance Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed April 5, 2011)
10.21	Promissory Note dated as of March 30, 2011 by and among Enversa Companies, LLC & S Squared, LLC and Sovereign - Emerald Crest Capital Partners II, LP (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed April 5, 2011)
10.22	Warrant dated as of March 30, 2011 for Pacific Specialty Insurance Company purchase 4,381,004 Shares of Common Stock (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed April 5, 2011)
10.23	Warrant dated as of March 30, 2011 for Emerald Crest Capital Partners II, LP purchase 4,381,004 Shares of Common Stock (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed April 5, 2011)
10.24	A form of the Pledge and Security Agreement dated as of March 30, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed April 5, 2011)
10.25	Subordination Agreement dated as of March 30, 2011 by and among Enversa Companies, LLC & S Squared, LLC and Pacific Specialty Insurance Company & Sovereign - Emerald Crest Capital Partners II, LP (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed April 5, 2011)

10.26	Joinder Agreement dated as of March 30, 2011 by and among Enversa Companies, LLC & S Squared, LLC and Pacific Specialty Insurance Company & Sovereign - Emerald Crest Capital Partners II, LP (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K, filed April 5, 2011)
10.27	Promissory Note dated as of March 30, 2011 by and among Enversa Companies, LLC & S Squared, LLC and IU Holdings, LP (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K, filed April 5, 2011)
10.28	Amendment No. 3 to Promissory Note dated as of March 30, 2011 between CornerWorld Corporation and IU Investments, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed April 5, 2011)
10.29	Amendment No. 2 to Promissory Note dated as of March 30, 2011 between CornerWorld Corporation and Internet University, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed April 5, 2011)
10.30	Amendment No. 2 to Promissory Note dated as of March 30, 2011 between CornerWorld Corporation and Marc Blumberg (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K, filed April 5, 2011)
10.31	Amendment No. 2 to Promissory Note dated as of March 30, 2011 between CornerWorld Corporation and Marc Pickren (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K, filed April 5, 2011)
10.32	Promissory Note dated as of March 30, 2011 by and among CornerWorld Corporation and Internet University, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K, filed April 5, 2011)
10.33	Promissory Note dated as of March 30, 2011 by and among Woodland Holdings Corporation and Ned Timmer (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K, filed April 5, 2011)
10.34	Promissory Note dated as of March 30, 2011 by and among CornerWorld Corporation and Scott N. Beck (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K, filed April 5, 2011)
10.35	Promissory Note dated as of March 30, 2011 by and among CornerWorld Corporation and Kelly Larabee Morlan (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K, filed April 5, 2011)
10.36	Warrant dated as of March 30, 2011 for Dragonfly Partners to purchase 6,133,406 Shares of Common Stock (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K, filed April 5, 2011)
10.37	Amendment No. 1 to Promissory Note dated as of June 3, 2011 between CornerWorld Corporation and IU Holdings, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 8, 2011)
10.38*	CornerWorld Corporation 2007 Incentive Stock Plan
10.39*	CornerWorld Corporation 2007 Stock Compensation Plan
10.40*w	Employment Agreement by and between Cornerworld Corporation and Scott Beck dated July 28, 2011
21.1*	Subsidiaries of Cornerworld Corporation.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
w	Management plan, compensatory arrangement or employment agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerworld, Corporation

July 28, 2011	By:	/s/ Scott Beck
Scott Beck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Beck	Chairman of the Board of Directors and	July 28, 2011
Scott Beck	Chief Executive Officer
(Principal Executive Officer)

/s/ V. Chase McCrea III	Chief Financial Officer	July 28, 2011
V. Chase McCrea III	(Principal Financial and Accounting Officer)

/s/ Marc Blumberg	Director	July 28, 2011
Marc Blumberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

CornerWorld Corporation

We have audited the accompanying consolidated balance sheets of CornerWorld Corporation as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended April 30, 2011, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CornerWorld Corporation as of April 30, 2011 and 2010, and the consolidated results of its operations and cash flows for the years ended April 30, 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

July 28, 2011

CornerWorld Corporation

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share data)

	April 30,
	2011	2010
Assets
Current assets:
Cash	$934,250	$590,163
Accounts receivable, net	1,777,704	1,813,166
Prepaid expenses and other current assets	112,972	119,939
Total current assets	2,824,926	2,523,268

Property and equipment, net	478,536	700,387
Goodwill	2,136,836	2,136,836
Patent	7,529,498	9,087,326
Intangibles, net	111,104	444,440
Other assets	28,132	31,184
TOTAL ASSETS	$13,109,032	$14,923,441

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,962,995	$3,432,129
Accrued expenses	600,726	393,427
Line of credit	—	215,000
Notes payable, current portion, net of unamortized discount of $316,516	543,484	—
Notes payable related parties, current portion, net of unamortized discount of $402,824	1,444,145	1,505,000
Deferred revenue	460,415	197,769
Other current liabilities	—	1,053,235
Total current liabilities	6,011,765	6,796,560
Long-term liabilities:
Notes payable, net of current portion, net of unamortized discount of $880,916	5,059,084	—
Notes payable related parties, net of current portion, net of unamortized discount of $280,149	2,134,254	7,604,199
Other liabilities	642,899	2,025,000
Total liabilities	13,848,002	16,425,759

Commitments and Contingencies (See notes 1- 3,5- 10 and 12-14)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 146,972,901 and 95,518,317 shares issued and outstanding, at April 30, 2011 and April 30, 2010, respectively	146,972	95,518
Additional paid-in capital	10,006,785	7,740,043
Accumulated deficit	(10,892,727)	(9,337,879)
Total stockholders’ deficit	(738,970)	(1,502,318)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,109,032	$14,923,441

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Operations

	For the Years Ended April 30,
	2011	2010	2009

Sales, net	$11,761,553	$11,446,700	$3,940,672

Costs of goods sold	3,952,158	3,601,914	1,574,859

Gross profit	7,809,395	7,844,786	2,365,813

Expenses:
Selling, general and administrative expenses	6,499,977	5,520,954	3,490,331
Depreciation and amortization	2,277,309	2,369,941	791,821
Total Operating expenses	8,777,286	7,890,895	4,282,152
Operating loss	(967,891)	(46,109)	(1,916,339)

Other income (expense), net:
Interest expense	(1,022,192)	(1,713,752)	(339,434)
Other income (expense), net	435,235	(10,356)	(297,215)
Total other expense, net	(586,957)	(1,724,108)	(636,649)
Loss before income taxes	(1,554,848)	(1,770,217)	(2,552,988)
Income taxes	—	—	10,500
Net loss	$(1,554,848)	$(1,770,217)	$(2,563,488)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.05)

Weighted average number shares outstanding – basic and diluted	99,888,432	88,490,098	52,745,577

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance, May 1, 2008	67,368,317	67,368	4,805,622	(5,004,174)	(131,184)
Retirement of common stock	(24,000,000)	(24,000)	24,000	—	—
Issuance of common shares for Enversa acquisition	3,600,000	3,600	158,400	—	162,000
Issuance of common shares for Woodland acquisition	2,500,000	2,500	110,000	—	112,500
Issuance of warrants associated with Woodland acquisition	—	—	1,383,800	—	1,383,800
Common stock issued as fee for loan	11,400,000	11,400	501,600	—	513,000
Common stock issued as fee for LOC extension	3,000,000	3,000	132,000	—	135,000
Common stock issued for consulting services	30,000	30	5,970	—	6,000
Common stock issued as fee for Notes payable	420,000	420	18,660	—	19,080
Stock-based compensation expense	—	—	379,916	—	379,916
Net loss	—	—	—	(2,563,488)	(2,563,488)
Balance, April 30, 2009	64,318,317	64,318	7,519,968	(7,567,662)	16,624
Exercise of warrants associated with Woodland acquisition	31,450,000	31,450	(31,350)	—	100
Stock-based compensation expense	—	—	256,175	—	256,175
Retirement of common stock in lieu of legal settlement	(250,000)	(250)	(4,750)	—	(5,000)
Net loss	—	—	—	(1,770,217)	(1,770,217)
Balance, April 30, 2010	95,518,317	95,518	7,740,043	(9,337,879)	(1,502,318)
Issuance of Common Stock to IU Holdings, LP	48,414,132	48,414	414,147	—	462,561
Issuance of Common Stock to Internet University, Inc.	12,910,435	12,910	110,440	—	123,350
Issuance of Common Stock to CEO	12,585,802	12,586	107,662	—	120,248
Issuance of Common Stock to consultant	1,194,215	1,194	10,216	—	11,410
Issuance of Common Stock to employees, officers and directors	10,300,000	10,300	88,109	—	98,409
Return of stock to treasury associated with recapitalization	(33,950,000)	(33,950)	(290,417)	—	(324,367)
Issuance of warrants associated with debt financing	—	—	52,467	—	52,467
Stock-based compensation expense	—	—	149,570	—	149,570
Gain on settlement of related party debt	—	—	1,624,548	—	1,624,548
Net loss	—	—	—	(1,554,848)	(1,554,848)
Balance, April 30, 2011	146,972,901	$146,972	$10,006,785	$(10,892,727)	$(738,970)

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Cash Flow

	For the Years Ended April 30,
	2011	2010	2009
Cash Flows from Operating Activities
Net loss	$(1,554,848)	$(1,770,217)	$(2,563,488)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,277,309	2,369,941	791,821
Provision for doubtful accounts	53,794	24,417	49,154
Stock-based compensation	149,570	256,175	379,916
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(18,332)	(149,372)	(414,233)
Prepaid expenses and other current assets	6,967	585,291	(284,696)
Other assets	3,052	(9,403)	491,219
Goodwill	—	(78,165)	—
Accounts payable	193,842	833,402	2,105,206
Accrued expenses	323,491	158,422	(74,718)
Deferred revenue	262,646	(37,231)	(207,025)
Other liabilities	(49,713)	(435,171)	95,552
Net cash provided by (used in) operating activities	1,647,778	1,748,089	368,708
Cash Flows from Investing Activities
Purchases of property and equipment	(164,294)	(50,635)	(60,462)
Purchase of Woodlands Holdings Corporation	—	—	(1,900,000)
Net cash used in investing activities	(164,294)	(50,635)	(1,960,462)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	5,000,000	—	1,920,000
Principal payments on debt	(3,165)	(30,000)	—
Proceeds from issuance of related party notes payable	1,500,000	—	—
Principal payments on related party notes payable	(1,074,732)	(1,504,134)	(156,667)
Proceeds from line of credit, net of repayments	(215,000)	(170,000)	385,000
Proceeds from issuance of common stock	—	100	—
Consulting settlement in lieu of common stock	—	(5,000)	—
Fees paid for debt issuance	(346,500)	—	—
Cash settlement of litigation	(6,000,000)	—	—
Net cash provided by (used in) financing activities	(1,139,397)	(1,709,034)	2,148,333
Net increase (decrease) in cash	344,087	(11,580)	556,579
Cash at beginning of year	590,163	601,743	45,164
Cash at end of year	$934,250	$590,163	$601,743

Cash paid for:
Interest	$1,010,447	$1,243,042	$179,501
Income taxes	$—	$—	$—
Non-Cash Investing Activities:
Purchase accounting reclassification of fixed assets to goodwill	$—	$416,922	$—
Goodwill adjustment related to consolidation of VIE’s	$—	$(70,508)	$—
Non-Cash Financing Activities:
Issuance of common stock and warrants for debt financing	$770,036	$—	$—
Issuance of common stock to employees, officers and directors	$98,409	$—	$—
Issuance of debt for Woodland Acquisition	$—	$—	$7,300,000
Issuance of common stock and warrants for Woodland acquisition	$—	$—	$1,496,300
Issuance of debt for Enversa Acquisition	$—	$—	$1,500,000
Issuance of common stock for Enversa acquisition	$—	$—	$162,000
Issuance of common stock in lieu of loan fees	$—	$—	$667,080

The accompanying notes are an integral part of these consolidated financial statements

Cornerworld Corporation

Notes to Consolidated Financial Statements

April 30, 2011

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

              On August 27, 2008, Cornerworld entered into a Share Exchange Agreement and Plan of Merger (the “Enversa Agreement”) with Enversa Companies LLC, a Texas limited liability company (“Enversa”), Leadstream LLC, a Texas limited liability company (“Leadstream”), and the holders of the membership interests of Leadstream. Pursuant to the Enversa Agreement, on August 27, 2008, Leadstream merged with and into Enversa (the “Merger”), of which Cornerworld is the sole member. Enversa was the surviving company in the Merger and, as such, acquired all right, title and interest in and to all real estate and other property of Leadstream and became responsible for all liabilities and obligations of Leadstream and Enversa. As a result of the Merger, Enversa became a subsidiary of Cornerworld. Prior to the Merger, the Company was in the development stage and had not realized any revenues from its operations. See also Note 3, Acquisitions, for more detail.

Enversa offers a full menu of services for brand and direct response customer acquisition campaigns, including media buying and planning for online and mobile media. It provides customer relationship marketing and interactive services, as well as customer data collection and analysis tools used for planning and targeting client marketing efforts across a network of partner, representative and owned content sites, including CornerWorld.com. Moreover, Enversa operates several ad networks and a proprietary request for proposal (RFP) technology that highlights promotional offers from a variety of corporate clients. Enversa uses an established media auction technology to deliver significantly more inventory than current market rates. Enversa effectively enables media properties to compete against each other, empowering advertisers to extend their marketing budgets beyond typical marketplace levels through fair and free market competition. Using its proprietary technology, Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa also utilizes a pay-for-performance pricing model which is very appealing to clients because it insures that they are billed solely for campaign performance. Finally, Enversa’s Gulf Media Solutions, LLC (“Gulf”) subsidiary, provides search engine optimization services (“SEO”), domain leasing and website management services on a recurring monthly basis to over 300 customers.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

  As a result of the Woodland Acquisition, Ranger became a wholly-owned subsidiary of Woodland Wireless. In addition, pursuant to a Unit Purchase Agreement (the “Unit Purchase Agreement”) entered into on the Effective Date among Woodland Holdings, Phone Services and More, L.L.C., doing business as Visitatel (“PSM”), T2 Communications, L.L.C. (“T2 Communications”) and Ned B. Timmer, Woodland Holdings agreed to purchase all of the outstanding voting member units of each of PSM and T2 Communications, for an aggregate purchase price of $300,000. Final consummation of the transactions contemplated by the Unit Purchase Agreement took place on March 30, 2011. Prior to March 30, 2011, the Company accounted for PSM and T2 Communications as Variable Interest Entities (“VIE’s”) and consolidated them for accounting purposes. At April 30, 2010, the carrying amount of the assets of the T2 Communications and PSM totaled $215,133 while the carrying amount of the liabilities was $402,481. With respect to the assets, $126,333 were classified as non-current while all the liabilities were considered to be current.

Subsequent to the closing of the Unit Purchase Agreement, the Company slightly adjusted the manner in which it managed the assets acquired in the Woodland Acquisition; these assets comprise 100% of the Company’s Communication Services Segment. As a result of the closing of the Unit Purchase Agreement, Woodland Wireless, Ranger and WMCLS are collectively referred to herein as the “Ranger Wireless Group”. T2 Communications, T2TV and PSM are collectively referred to herein as the “T2 Group”.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

Receivables

Accounts receivable include uncollateralized customer obligations due under normal trade terms requiring payment within 30-60 days from invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $48,936 and $63,012 as of April 30, 2011 and 2010, respectively.

Selling, General and Administrative Expenses

The Company receives administrative support from Enversa’s former parent company, Internet University, Inc. (“Internet University”). Included in such administrative support are human resources, payroll, information technology and facilities services. Prior to February 1, 2011, the Company operated from office space provided by Internet University and utilized furniture and equipment provided by Internet University in such office space. The costs of such services have been billed to Cornerworld and are reflected in the income statements in the total amount of $253,999, $256,862 and $264,796 for the years ended April 30, 2011, 2010 and 2009, respectively. Subsequent to February 1, 2011, the Company relocated to new office space and only compensates Internet University for limited human resources support services.

Additionally, all of CornerWorld’s and Enversa’s employees were leased to the Company through an agreement between Cornerworld, Enversa, and Internet University. CornerWorld and Enversa employees were paid under the federal employer identification number and are included in the employee benefit programs, such as life, health and disability insurance and 401(k) of a subsidiary of Internet University. The selling, general and administrative expenses on the income statement reflects a total of $2,531,345, $1,493,279 and $492,885 of actual salaries for CornerWorld’s corporate and Enversa personnel during the years ended April 30, 2011, 2010 and 2009, respectively, as well as an allocation of payroll taxes and employee benefits calculated at 15% of salary. Subsequent to April 30, 2011, all employees began being paid under the Company’s federal employer identification number.

Fair Value of Financial Instruments

ASC No. 850 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts receivable-related party, accounts payable, accounts payable-related party and accrued liabilities approximate their estimated fair values due to their short-term maturities. Notes payable are carried at their face value net of their issuance costs which management believes is a reasonable approximation for their fair value. Warrants with put features are carried at their minimum cash put value discounted for the time value of money. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Organizational and Start-up Costs

Until August 27, 2008, CornerWorld Corporation was in the development stage. Costs of start-up activities, including organization costs, were expensed as incurred.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

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

At Enversa, revenue is recognized along with the related cost of revenue as leads are delivered. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Amounts billed to clients in advance of delivery of leads are classified under current liabilities as deferred revenue. At Gulf, revenue is recognized monthly as SEO services are provided or in the form of revenues from domain leases.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired. No impairment charges have been recorded as of April 30, 2011.

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

April 30, 2011

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CornerWorld Corporation, its wholly owned subsidiaries and entities determined to meet the definition of VIE’s. All significant intercompany transactions and balances have been eliminated in consolidation.

Concentrations of cash and cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Federal Deposit Insurance Corporation (FDIC) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000. At April 30, 2011 and 2010, the Company had $303,455 and $81,652, respectively, in excess of that which is insured by the FDIC.

Concentration of credit risk

Credit is extended based on an evaluation of the customer’s financial condition, and the Company does not require collateral. Write-offs of accounts receivable have historically been nominal. During the year ended April 30, 2010, the Company’s two largest customers merged. After consideration of the aforementioned merger, approximately 32.2%, 38.5% and 43.0% of total revenue was derived from the Company’s largest customer during the years ended April 30, 2011, 2010 and 2009, respectively.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during year ended April 30, 2011, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Issuance of Stock for Non-Cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

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

Pro Forma Summary Financial Data

The following un-audited condensed pro forma summary financial data presents our pro forma condensed combined financial information as if we had completed the acquisitions of Enversa and the businesses acquired in the Woodland Acquisition at the beginning of the year ended April 30, 2009:

Revenue	$11,253,978
Income from operations	(836,202)
Net Income	$(1,553,354)

Basic and diluted earnings per share	$(0.02)
Weighted average shares outstanding	64,318,317

4. Property and Equipment

Property and equipment is summarized as follows at April 30:

	2011	2010
Computer equipment	$1,073,466	$1,054,048
Furniture	135,923	23,061
Leasehold improvements	7,510	—
Vehicles	29,445	29,445
Software	113,819	91,554
Total	1,360,163	1,198,108
Less: accumulated depreciation and amortization	(881,627)	(497,721)
Property and equipment, net	$478,536	$700,387

Depreciation expense for property and equipment for the years ended April 30, 2011, 2010 and 2009 was $386,145, $478,777 and $259,514, respectively.

During the year ended April 30, 2010, the Company reclassified $416,922 from fixed assets to Goodwill as a result of an appraisal of the fair value of fixed assets acquired in the Woodland Acquisition.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

5. Intangible Assets and Goodwill

Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following at April 30:

	2011	2010	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3
	11,904,792	11,904,792
Accumulated amortization	(4,264,190)	(2,373,026)
	$7,640,602	$9,531,766

Amortization expense related to identifiable intangible assets totaled $1,891,164, $1,891,164 and $481,862 for the years ended April 30, 2011, 2010 and 2009, respectively. The estimated amortization for the next five years is as follows:

2012	$ 1,668,940
2013	1,557,828
2014	1,557,828
2015	1,557,828
2016	1,298,186

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

The changes in the carrying amounts of goodwill for the two year period ended April 30, 2011 is as follows: (see Note 3 – Acquisitions and Disposals):

Balance as of May 1, 2009	$1,641,749
Increases in Goodwill due to true-up of acquisition date working capital	148,673
Purchase accounting adjustments	(70,508)
Purchase accounting mark to market of fixed assets	416,922
Balance as of April 30, 2010	2,136,836
Changes in goodwill	—
Balance as of April 30, 2011	$2,136,836

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

6. Debt

	As of April 30,
	2011	2010
Line of Credit
Revolving line of credit with a related party up to $500,000. See also note 12, Related Party Transactions.	$—	$215,000

Long-term Debt
Notes payable to Senior Lender; the notes mature March 31, 2015. The interest rate was floating at LIBOR plus 12%. At April 30, 2011 the total rate was 15%. These notes are collateralized by all assets of the Company.	$5,000,000	$—
Note payable IU Holdings, LP; the note matures February 28, 2013. At April 30, 2011, the interest rate was 12%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 12, Related Party Transactions.	1,500,000	—
Note payable to IU Investments, LLC, due December 31, 2010. At April 30, 2011 and 2010, the interest rate was 10% and 16%, respectively. These notes are collateralized by all assets of the Company save for the Ranger patent. See also note 12, Related Party Transactions.	610,166	665,000
Notes payable to Internet University and the other selling members of Enversa; the notes mature March 31, 2016. At April 30, 2011 and 2010, the interest rate was 15% and 4.58%, respectively. These notes are collateralized by all assets of the Company save for the Ranger patent. See also note 12, Related Party Transactions.	1,364,199	1,444,199
Note payable to Internet University; the note matures April 30, 2012. At April 30, 2011, the interest rate was 15%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 12, Related Party Transactions.	375,000	—
Note payable to Timmer; the note matures April 30, 2016. At April 30, 2011, the interest rate was 10%. This note is collateralized by all assets of Woodland Holdings, Corporation, including the Ranger patent.	1,800,000	—
Note payable to CEO; the note matures September 30, 2013. At April 30, 2011, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 12, Related Party Transactions.	377,196	—
Note payable; the note matures March 31, 2012. At April 30, 2011, the interest rate was 10%. This note is not collateralized. See also note 12, Related Party Transactions.	34,811	—
Purchase Money Note Payable; paid in full on March 30, 2011. See also note 12, Related Party Transactions.	—	4,200,000
Secured Debenture; paid in full on March 30, 2011. See also note 12, Related Party Transactions.	—	2,800,000
Total debt	11,061,372	9,109,199
Less current portion of long-term debt	(2,706,973)	(1,505,000)
Non-current portion of long-term debt	$8,354,399	$7,604,199

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

On March 29, 2011, the Company also entered into a warrant purchase agreement with the Senior Lender.  Pursuant to the Purchase Agreement, the Company issued the Senior Lender a common stock purchase warrant (the "Warrant"), pursuant to which the Senior Lender may purchase up to 8,762,008 shares of the Company's common stock for an aggregate price of $100, have a 5 year term and contain certain put and call options.  The Warrant is not exercisable prior to March 30, 2014.  Using the Black-Scholes model, the value of the warrant issued to the Senior Lender was less than the net present value of the minimum $1,000,000 cash value of the warrants. Therefore, the net present value of $1,000,000, totaling $642,899 was recorded as a loan discount, which is being amortized to earnings as additional interest expense over the remaining term of the loan.  The warrant will be revalued at each reporting date, and adjusted to earnings. In addition, other loan fees of $717,569 were incurred from the issuance of 75,104,584 shares of the Company’s stock, $512,750 was paid or accrued, and $52,467 was incurred from the grant of additional warrants during March 2011. These fees are being amortized to earnings as additional interest over the remaining term of the loans. The unamortized balance of these deferred costs was $1,880,406 at April 30, 2011, and is reflected as a loan discount to the outstanding balance of $11,061,372 at April 30, 2011.

The notes payable to the Senior Lenders include certain restrictive covenants with respect to the Company’s earnings, leverage and accounts payable. As of April 30, 2011, the Company believes it was in compliance with all restrictive covenants.

Future minimum principal payments pursuant to the above long term debt and line of credit agreements are as follows:

Year ending April 30
2012	$2,706,973
2013	2,422,992
2014	1,891,332
2015	3,320,040
2016	720,036
Total	$11,061,372

7. Leases

The Company leases its facilities under non-cancelable operating lease agreements. The leases expire on various dates through 2016 and provide for minimum monthly rents of approximately $19,511. Rent expense for the years ended April 30, 2011, 2010 and 2009 was approximately $539,947, $501,663 and $126,391, respectively. See also Note 12, Related Party Transactions, for more details.

Future minimum lease payments under non-cancelable leases are as follows:

2012	$165,063
2013	155,004
2014	160,428
2015	166,044
2016	127,773
Total lease payments	$774,312

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

8. Equity

Preferred Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no issued and outstanding preferred shares as of April 30, 2010.

Common Stock

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. As of April 30, 2011, 146,972,901 shares of common stock were issued and outstanding.

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

On February 17, 2009, Cornerworld issued an aggregate of 420,000 shares of Cornerworld common stock to the holders of certain promissory notes issued by its wholly-owned subsidiary, Cornerworld, Inc. (the “Cornerworld, Inc. Promissory Notes”), in connection with amendments extending the maturity of the Cornerworld, Inc. Promissory Notes from 2009 until 2010. The aggregate principal amount of the Cornerworld, Inc. Promissory Notes was $70,000 and the holders include (i) Scott Beck, CornerWorld’s Chief Executive Officer, (ii) a trust for the benefit of Mr. Beck’s mother and (iii) Mr. Beck’s second cousin.

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

On March 30, 2011, the Company issued 75,104,584 shares to certain creditors with respect to the issuance of debt or extension of terms of their outstanding commitments. Similarly, on March 30, 2011, the Company issued 10,300,000 shares to certain officers and key employees.

On March 30, 2011, in connection with the February 3, 2011 Settlement Agreement, the Company retired 33,950,000 shares. See also Note 10, Commitments and Contingencies, for more detail.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

Warrants

The following summarizes the Company’s warrant transactions for the years ended April 30, 2011, 2010 and 2009:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable, May 1, 2008	100,000	$1.66
Granted	46,451,000	0.08
Cancelled or Expired	(1,750,000)	0.54
Outstanding, April 30, 2009	44,801,000	$0.08
Exercised	(31,450,000)	0.00
Reclassified from stock options	320,000	1.40
Outstanding, April 30, 2010	13,671,000	$0.32
Granted	14,895,415	0.00
Cancelled or Expired	(2,750,000)	0.07
Outstanding, April 30, 2011	25,816,415	$0.11

Weighted average fair value of warrants granted:
2009	$0.07
2010	$—
2011	$0.00

The following table summarizes information about warrants outstanding as of April 30, 2011:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price
$0.00 - $0.20	14,895,415	$0.00
$0.20 - $1.40	10,501,000	$0.21
> = $1.66	420,000	$1.46

As part of the Woodland Acquisition, the Company issued warrants to the Timmer, Woodland seller, who later became an employee and a member of the Board of Directors. One warrant allowed Timmer to purchase 31,450,000 shares of the Company’s common stock for consideration of $100. Timmer exercised this warrant on July 23, 2009 and acquired 31,450,000 shares of the Company’s common stock. This stock was returned as part of the February 3, 2011 Settlement Agreement (the “Settlement Agreement”) between the Company and Timmer. See also Note 10, Commitments and Contingencies, for more detail.

In connection with the closing of the Woodland Acquisition, the Company issued 1,321,000 warrants to our Chief Executive Officer to purchase the Company’s common stock at an exercise price of $0.20 per share.

Pursuant to the financing of the Settlement Agreement, the Company issued the warrants to one of the lenders purchase up to 8,762,008 shares of the Company’s Common stock. These warrants contain certain put and call features, including a put feature that the warrants will not be exercisable for less than $1.0 million in cash, and are not exercisable prior to March 30, 2014.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

In connection with the sourcing of capital required to fund the Settlement Agreement, the Company issued warrants to Dragonfly Capital Partners LLC (the “Dragonfly Warrants”) to purchase up to 6,133,406 shares of the Company’s common stock. The warrants can be exercised for an aggregate price of $100 and have a 5 year term.

9. Stock Based Compensation Plans

Incentive Stock Plan

On August 17, 2007, the Company’s board of directors adopted and implemented the Company’s 2007 Incentive Stock Plan. Under the Incentive Stock Plan, the Company is authorized to issue 4,000,000 shares of its common stock to the Company’s directors, officers, employees, advisors or consultants.

Any Incentive Stock Option granted to an employee of the Company shall become exercisable over a period of no longer than 5 years, and no less than 20% of the shares covered thereby shall become exercisable annually. 25% of shares vest on the six month anniversary of the date of grant, the Initial Vesting Date, while the remaining options vest annually in 25% increments beginning on the first anniversary of the Initial Vesting Date. The options expire 10 years from the grant date.

The number of shares outstanding under the Company’s 2007 Incentive Stock Plan as of April 30, 2011 was 1,670,000.

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

As of April 30, 2011, 850,000 authorized shares under the Company’s 2007 Stock Compensation Plan had been granted.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	April 30, 2011
	Shares Reserved for Grant	Awards Available for Grant
Incentive Stock Plan	4,000,000	2,330,000
Stock Compensation Plan	4,000,000	3,150,000
	8,000,000	5,480,000

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

	For the Year Ended April 30
	2011	2010	2009
Expected term (in years)	5.0	5.0	5.0
Expected volatility	76.1%	99.1%	285.4%
Risk-free interest rate	2.2%	2.3%	2.3%
Dividend yield	0.0%	0.0%	0.0%

A summary of activity under the Stock Plans and changes during the years ended April 30, 2010, 2009 and 2008 is presented below:

	Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2008	4,509,000	$1.14	4.33	$—
Granted	2,320,000	0.43
Cancelled/forfeited	(4,135,000)	1.04
Exercised	—	—
Outstanding at April 30, 2009	2,694,000	$0.67	4.25	$0.00
Granted	250,000	0.20
Cancelled/forfeited	(45,000)	0.20
Reclassified to warrants **	(320,000)	1.40
Exercised	—	—
Outstanding at April 30, 2010	2,579,000	$0.54	3.47	$0.00
Granted	750,000	0.20
Cancelled/forfeited	(809,000)	0.87
Exercised	—	—
Outstanding at April 30, 2011	2,520,000	$0.35	$0.00
Options vested and expected to vest*	1,875,000	$0.35	3.87	$0.00
Options exercisable at end of period	1,175,000	$0.41	2.70	$0.00

* Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.

** Upon review of the instruments, the Company reclassified these options to warrants.

During the years ended April 30, 2011, 2010 and 2009, the Company recognized $149,570, $256,175 and $379,916 of stock-based compensation expense, respectively. As of April 30, 2011, 2010 and 2009 there was $362,548, $755,683 and $1,178,576, respectively, of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.36 weighted average years.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

 10. Commitments and Contingencies

Litigation

On December 11, 2009, the Company, received a letter (the “Notice”) from an attorney representing Timmer which alleged certain defaults with respect to that certain Secured Debenture issued by the Company and the Company’s wholly-owned subsidiary, Woodland Holdings, in favor of Timmer, with a maturity date of February 23, 2012, that certain Purchase Money Note issued by Woodland Holdings in favor of Timmer with a maturity date of February 23, 2012, and certain related security agreements and collateral perfection agreements all of which were in connection with the Woodland Acquisition. Further, on December 14, 2009, the Company received documents from Timmer pursuant to which Timmer purported to appoint new directors and officers of each of the Woodland’s subsidiaries.

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

As previously noted, on February 3, 2011, the Company and Timmer (collectively the “Parties”), entered into the Settlement Agreement, pursuant to which:

•	Timmer canceled an aggregate of $6.1 million principal on outstanding notes payable. These notes were comprised of the Secured Debenture, dated as of February 23, 2009, issued by Woodland Holdings to Timmer, and the Purchase Money Note dated as of February 23, 2009, issued by Woodland Holdings Corporation to Timmer. These notes had outstanding balances totaling $1.9 million and $4.2 million as of February 3, 2011, respectively.

•	Timmer returned all collateral stock certificates/membership interests of the Company’s subsidiaries in his possession, including Woodland Holdings, T2TV, WMCLS, Woodland Wireless, Ranger, T2 Communications and PSM.

21

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

•	Timmer returned all CornerWorld common stock beneficially owned by him representing approximately 35% of the total outstanding stock of the Company. This included 31,450,000 shares held by the Ned Timmer Trust and 2,100,000 shares in the name of Ned Timmer. In addition, Timmer returned 400,000 shares held by HCC Foundation and warrants to purchase 2,750,000 shares. Finally, Timmer agreed that he will never purchase, own or control any CornerWorld Common stock.

•	Timmer resigned from the CornerWorld Board of Directors, resigned his position as an officer of the Company and his employment agreement was terminated.

•	On or prior to March 30, 2011, CornerWorld paid Timmer (1) $6.0 million in cash (the “Lump Sum Payment”) and issued (2) a Promissory Note (the “Note”) for $1.8 million. The Note is payable in five annual payments of $360,000 with the first payment coming due April 30, 2012. In addition, the Note bears interest at 10%. The Note is secured by existing collateral held by Timmer as set forth in the Pledge and Security Agreements dated February 23, 2009 made by the Company, CornerWorld, Inc., Enversa Companies, LLC, Woodland Holdings Corp., Woodland Wireless Solutions Ltd., S Squared LLC, West Michigan Co-Location Services, LLC and T2 TV, LLC in favor of Ned B. Timmer and will be subordinated to any third party financing of the Lump Sum Payment, among other things.

•	The lease between Woodland Holdings, a CornerWorld subsidiary, and Sol Danzer Enterprises, LLC (“SD”) was terminated.

•	The Parties agreed that the second closing of the Unit Purchase Agreement for the purchase of 100% of the member voting units of T2 Communications, LLC and Phone Services and More, LLC took place contemporaneously with the funding of the Lump Sum Payment.

•	The Parties agreed to dismiss all legal proceedings within 5 business days of the funding of the Lump Sum Payment.

The Settlement Agreement was contingent upon the Company obtaining third party financing for the Lump Sum Payment by March 30, 2011. On March 30, 2011, the Company consummated the Settlement Agreement with Timmer by making a payment to Timmer totaling $6.0 million, among other things. In accordance with the Settlement Agreement, subsequently, the Company and Timmer dismissed all legal proceedings against each other.

From time to time, the Company is involved in litigation matters relating to claims arising from the ordinary course of business. While the results of such claims and legal actions cannot be predicted with certainty, the Company’s management does not believe that there are claims or actions, pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations, financial condition or cash flows.

Employment Agreements

The Company has an employment contract with its Chairmen of the Board of Directors who also serves as the Chief Executive Officer. The contract provides for an annual salary of $400,000 and includes certain discretionary bonus provisions as well as provisions related to certain financing transactions. This agreement expires in 2021. The agreement contains certain severance payments, upon termination of employment (except for cause), as defined in his employment agreement.

The Company has an employment contract with its Chief Financial Officer. The contract provides for an annual salary of $165,000 and includes certain bonus provisions up to 25% of his base salary based on the company achieving certain earnings thresholds, among other things. This agreement expires in 2012. The agreement contains certain severance payments, upon termination of employment (except for cause), as defined in his employment agreement.

The Company had an employment contract with Timmer, the seller of Woodland, an employee and a member of the Board of Directors. The contract provided for an annual salary of $50,000, bonuses and earnout provisions. This employment contract was terminated pursuant to the Settlement Agreement.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

The Company had an employment contract with its President, who previously served as the Chief Marketing Officer. The contract provided for an annual salary of $200,000 and included certain bonus provisions based on Enversa achieving certain earnings thresholds. This agreement expired in 2010. The Company and its President are in the process of negotiating a revised, mutually beneficial employment agreement at this time.

The Company had an employment contract with its Chief Technology Officer. The contract provides for an annual salary of $92,000 and included certain bonus provisions. This agreement expired in April 2011.

The Company had employment contracts with two other critical employees. The contracts provide for annual salaries of $78,000 and $48,000, respectively, along with certain bonus provisions. Each agreement expired in April 2011.

11. Segment Reporting

The Company operates in three integrated business segments: (i) marketing services, (ii) communications services and (iii) Corporate, formerly, on-line media networks:

	For the Year Ended April 30
	2011	2010	2009
Net sales:
Marketing Services	$5,586,604	$4,530,341	$2,384,302
Communications Services	6,174,949	6,916,359	1,556,370
Corporate	—	—	—
Total net sales	$11,761,553	$11,446,700	$3,940,672
Loss before income taxes:
Marketing Services	$(152,647)	$100,946	$(200,689)
Communications Services	742,076	541,947	452
Corporate	(2,144,277)	(2,413,110)	(2,352,751)
Total loss before income taxes	$(1,554,848)	$(1,770,217)	$(2,552,988)
Depreciation and amortization included in operating income:
Marketing Services	$336,948	$347,736	$231,824
Communications Services	1,899,353	1,856,030	404,867
Corporate	41,008	166,175	155,130
Total depreciation and amortization	$2,277,309	$2,369,941	$791,821
Intangible assets:
Marketing Services	$111,104	$444,440	$777,776
Communications Services	7,529,498	9,087,326	10,645,154
Corporate	—	—	—
Total segment identifiable assets	$7,640,602	$9,531,766	$11,422,930
Goodwill:
Marketing Services	$—	$—	$—
Communications Services	1,581,850	1,581,850	1,086,763
Corporate	554,986	554,986	554,986
Total segment identifiable assets	$2,136,836	$2,136,836	$1,641,749
Total assets:
Marketing Services	$1,446,413	$2,282,836	$2,059,914
Communications Services	10,758,753	13,081,476	10,907,407
Corporate	903,866	(440,871)	4,659,774
Total segment identifiable assets	$13,109,032	$14,923,441	$17,627,095

There were no material intersegment sales. Operating income is defined as third party sales less operating expenses. All of the Company’s business activities are conducted within the United States geographic boundaries.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

12. RELATED PARTY TRANSACTIONS

During a portion of the year ended April 30, 2009, the Company used the offices of its Chief Executive Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

The Company’s Enversa division receives administrative support from its former parent company, Internet University, Inc. (“Internet University”). Included in such administrative support are human resources, payroll, information technology and facilities services. Prior to moving on February 1, 2011, Enversa operated from office space provided by Internet University and utilized furniture and equipment provided by Internet University in such office space. The costs of such services have been billed to Cornerworld and are reflected in the income statements in the total amount of $253,999, $256,862 and $264,796 for the years ended April 30, 2011, 2010 and 2009, respectively.

Additionally, for the period from August 2008 through April 2011, all of CornerWorld’s and Enversa’s employees were leased to Enversa through a certain Transition Services Agreement between Cornerworld, Enversa, and Internet University, Inc. CornerWorld and Enversa employees were paid under the federal employer identification number and are included in the employee benefit programs, such as life, health and disability insurance and 401(k) of a subsidiary of Internet University. The selling, general and administrative expenses on the income statement reflects a total of $2,531,345, $1,493,279 and $492,885 of actual salaries for CornerWorld’s corporate and Enversa personnel during the years ended April 30, 2011, 2010 and 2009, respectively, as well as an allocation of payroll taxes and employee benefits calculated at 15% of salary. Subsequent to April 30, 2011, all employees are being paid under the Company’s federal employer identification number.

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was originally intended to expire on February 23, 2009. From time to time, Enversa and Internet University amended the line of credit, which extended the maturity date until December 31, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in CornerWorld’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that Cornerworld and Enversa receives or is at any time entitled to receive. There was no outstanding balance under the line of credit at April 30, 2011 and the Company no longer has access to the unused portion. The Company recognized interest expenses totaling $6,944 and $23,575 during the years ended April 30, 2011 and 2010, respectively, related to this line of credit.

As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc., Marc Blumberg and Marc Pickren (collectively, the “Enversa Sellers”).   Mr. Blumberg is a member of the Company’s Board of Director as well as the president of Internet University, Inc. and Mr. Pickren is the President of the Company.  On March 30, 2011, the Company entered into amendments to its promissory notes with the Enversa Sellers (collectively the “Tier 4 Junior Notes”). The amendments to the Tier 4 Junior Notes revised the repayment schedules of the Tier 4 Junior Notes such that principal payments would be payable annually beginning on March 31, 2012 until such time as the Tier 4 Junior Notes mature on March 31, 2016. Interest payments will be payable monthly at a revised rate of 15% per annum. The Company recorded interest of $65,997 and $115,247 on this facility during the years ended April 30, 2011 and 2010, respectively.  The balance of these notes totaled $1,364,199 at April 30, 2011.

On February 23, 2009 the Company completed the acquisition of all of its Michigan-based operating divisions (the “Woodland Acquisition”). As a result of the Woodland Acquisition, the Company issued debt and equity securities to Mr. Ned Timmer (“Timmer”) who became a member of the Board of Directors and the President of the Company’s Woodland division. Timmer was the holder of a $4,200,000 secured debenture as well as a holder of the Company’s $3,100,000 purchase money note.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. On March 30, 2011, the Company entered into Amendment No. 3 (“IU Amendment No. 3”) to its Promissory Note to IU Investments, LLC (the “Tier 3 Junior Note”).  IU Amendment No. 3 revised the repayment schedule of the Tier 3 Junior Note such that the Company will make principal payments totaling $27,417/month until February 28, 2012, after which time the Company will pay $67,200 annually beginning March 31, 2012 until such time as the Tier 3 Junior Note is paid in full on March 31, 2016. Interest payments will be payable monthly at a rate of 10% per annum.  A member of the Company’s Board of Director as well as one of the selling partners of Enversa is an employee of the parent of IU Investments, LLC. The Company recorded interest of $104,324 and $177,219 on this facility during the years ended April 30, 2011 and 2010, respectively. The balance of this note totaled $610,166 at April 30, 2011.

On December 22, 2009, the judge in the United States District Court for the Western District of Michigan issued an order (the “Order”) which, among other things,  ordered: (1) The actions taken by Timmer on December 10, 2009 to gain corporate control over Woodland are deemed null and void;  (2) Timmer shall return to CornerWorld all collateral and/or property belonging to the Company over which he has asserted control, including, but not limited to, the funds contained in bank accounts; and (3) Timmer shall be removed from active management of the Holland employees, but shall be retained on the Board of Directors of the Company.

As previously noted, on February 3, 2011, CornerWorld and Timmer entered into a Settlement Agreement the principal terms of which were as follows:

•	Timmer canceled an aggregate of $6.1 million principal on outstanding notes payable. These notes had outstanding balances totaling $1.9 million and $4.2 million, respectively. The Company paid interest expenses to Timmer totaling approximately $729,533 and $886,333 on these two facilities during the years ended April 30, 2011 and 2010, respectively.

•	Timmer returned all collateral stock certificates/membership interests in his possession.

•	Timmer returned all CornerWorld common stock in his possession representing approximately 35% of the total outstanding stock of the Company. This included 31,450,000 shares held by the Ned Timmer Trust and 2,100,000 shares in the name of Ned Timmer. In addition, Timmer returned 400,000 shares held by HCC Foundation and warrants to purchase 2,750,000 shares.

•	Timmer resigned from the CornerWorld Board of Directors, resigned his position as an officer of the Company and his employment agreement was terminated.

•	Timmer terminated the lease between Woodland Holdings, a CornerWorld subsidiary, and Sol Danzer Enterprises, LLC. During the years ended April 30, 2011 and 2010, the Company paid approximately $211,644 and $211,644 in rent and management fees to Timmer as a result of this lease.

On March 30, 2011, CornerWorld paid Timmer $7.8 million.  The payment was comprised of (1) $6.0 million in cash (the “Lump Sum Payment”) and (2) a Promissory Note (the “Timmer Note”) for $1.8 million.  Subsequent to the Lump Sum Payment and the issuance of the Timmer Note, Timmer is no longer affiliated with the Company as an employee, a shareholder or a member of its Board of Directors.  Accordingly, subsequent to March 30, 2011, Timmer is no longer a related party.

The Company funded the Lump Sum Payment with a combination of third party and related party financing as set forth in the Company’s Form 8-K filed on April 5, 2011.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

A portion of the Lump Sum Payment was sourced from IU Holdings, LP (“IUH”).   On March 30, 2011, the Company entered into a subordinated $1.5 million promissory note with IUH (the “Tier 2 Junior Note”).  Principal under the Tier 2 Junior Note is payable in quarterly installments of $187,500  commencing on May 31, 2011 until such point as the Tier 2 Junior Note matures on February 28, 2013.  Interest on the outstanding principal amount under the Tier 2 Junior Note is payable monthly in arrears at a rate of 12% per annum.  As additional consideration to induce the Tier 2 Junior Lender to enter into this Promissory Note, the Company issued the Tier 2 Junior Lender, 48,414,132 shares of CornerWorld Corporation Common stock.  IUH is a partnership whose limited partners include friends and family of the Company’s Chief Executive Officer.  The Company paid approximately $15,500 in interest during the year ended April 30, 2011 to IUH as a result of this note.  The balance of this note totaled $1,500,000 at April 30, 2011.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University.  Principal under the Tier 5 Junior Note is payable in monthly installments of $25,000  commencing on April 30, 2011 until such point as the Tier 5 Junior Note matures on April 30, 2012.  Interest on the outstanding principal amount under the Tier 5 Junior Note is payable monthly in arrears at a rate of 15% per annum.  As additional consideration to induce the Tier 5 Junior Lender to enter into this Promissory Note, the Company issued the Tier 5 Junior Lender, 12,910,435 shares of CornerWorld Corporation Common stock.  The Company recorded interest of $5,000 on this facility during the year ended April 30, 2011.  The balance of this note totaled $375,000 at April 30, 2011.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Tier 7 Junior Note is payable in monthly installments of $12,746  commencing on April 30, 2011 until such point as the Tier 7 Junior Note matures on September 30, 2013.  Interest on the outstanding principal amount under the Tier 7 Junior Note is payable monthly in arrears at a rate of 10% per annum.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation Common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable; as of April 30, 2010, the Company has accrued liabilities totaling approximately $315,000 to our Chief Executive Officer.  The Company recorded interest of $3,250 on this facility during the year ended April 30, 2011.  The balance of this note totaled $377,196 at April 30, 2011.

On March 30, 2011, the Company entered into an unsecured $37,976 promissory note (the “Tier 8 Junior Note”) with Kelly Larabee Morlan; Ms. Morlan is the Secretary of the Company.  Principal under the Tier 8 Junior Note is payable in monthly installments of $3,165  commencing on April 30, 2011 until such point as the Tier 8 Junior Note matures on March 30, 2012.  Interest on the outstanding principal amount under the Tier 8 Junior Note is payable monthly in arrears at a rate of 10% per annum.  As additional consideration to induce Ms. Morlan to enter into this Promissory Note, the Company issued Ms. Morlan 1,194,215 shares of CornerWorld Corporation Common stock.  The Tier 8 Junior Note is unsecured.  The Company recorded interest of $316 on this facility during the year ended April 30, 2011.  The balance of this note totaled $34,811 at April 30, 2011.

On February 1, 2011, the Company entered into a lease for office space with an entity that is controlled by the family of the Company’s CEO. The lease is for 5 years with minimum annual rentals of $148,464 in year one, $153,660 in year two, $159,038 in year three, $164,605 in year four and $170,366 in year five.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

13. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Due to continued losses from operations, since the inception of the Company, no provision for income taxes has been made in these financial statements. The Company’s cumulative deferred tax asset is valued as follows:

Year Ended	Estimated NOL Carryforward	NOL Expiration	Estimated Tax Benefit for NOL	Valuation Allowance	Net Tax Benefit
4/30/2007	$(20,081)	2027	$9,548	$(9,548)	$—
4/30/2008	(4,976,093)	2028	1,691,625	(1,691,625)	—
4/30/2009	(2,563,488)	2029	868,528	(868,528)	—
4/30/2010	(1,770,217)	2030	586,902	(586,902)	—
4/30/2011	(1,554,848)	2031	528,587	(528,587)	—
			$3,685,190	$(3,685,190)	$—

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

As previously reported, on May 9, 2011, the Company appointed Marc A. Pickren, as its President. Currently the company is working under the economics of Mr. Pickren’s employment agreement established in 2008 and is working towards a mutually agreeable agreement for the future.

On June 3, 2011, the Company amended its debt agreement with IUH. The Company entered into Amendment No. 1 (“IUH Amendment No. 1”) to its Promissory Note with IUH (the “IUH Note”). IUH Amendment No. 1 revised the repayment schedule of the IUH Note such that principal payments were deferred by two quarters beginning with the payment due on May 31, 2011. They will resume on November 30, 2011 and continue through August 31, 2013, after which point the IUH Note will be paid in its entirety. Interest payments and other terms remained unchanged.