Form 10-Q
period 2011-07-31
Cornerworld Corp
filed 2011-09-14
CIK 1338242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to_______

Commission File Number: 333-128614

CORNERWORLD CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State of incorporation)	(I.R.S. Employer Identification No.)

13101 Preston Road, Suite 100
Dallas, Texas 75240
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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of September 9, 2011 was 146,972,901.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of July 31, 2011 and April 30, 2011	1
	Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 2011 and 2010	2
	Condensed Consolidated Statement of changes in stockholders’ deficit for the Three Months Ended July 31, 2011	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2011 and 2010	4
	Notes to Condensed Consolidated Financial Statements	5
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3	Quantitative and Qualitative Disclosures about Market Risk	20
4	Controls and Procedures	20

	PART II. OTHER INFORMATION

1	Legal Proceedings	21
1A	Risk Factors	21
2	Unregistered Sales of Equity Securities and Use of Proceeds	21
3	Defaults Upon Senior Securities	21
4	[Removed and Reserved]	21
5	Other Information	21
6	Exhibits	21

	Signatures	22

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation
Condensed Consolidated Balance Sheets

	July 31, 2011	April 30, 2011

Assets	(unaudited)	(audited)
Current assets:
Cash	$444,986	$934,250
Accounts receivable (net of allowance for doubtful accounts of $70,908 and $48,936 at July 31, 2011 and April 30, 2011, respectively)	1,500,010	1,777,704
Prepaid expenses and other current assets	191,509	112,972

Total current assets	2,136,505	2,824,926

Property and equipment, net	387,177	478,536
Goodwill	2,136,836	2,136,836
Patent	7,140,041	7,529,498
Intangibles, net	27,770	111,104
Other assets	28,395	28,132

TOTAL ASSETS	$11,856,724	$13,109,032

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,332,374	$2,962,995
Accrued expenses	636,055	600,726
Notes payable, current portion, net of unamortized discount of $319,920 and $316,516 at July 31, 2011 and April 30, 2011, respectively	565,396	543,484
Notes payable related parties, current portion, net of unamortized discount of $412,542 and $402,824 at July 31, 2011 and April 30, 2011, respectively	1,054,869	1,444,145
Deferred revenue	329,934	460,415

Total current liabilities	4,918,628	6,011,765
Long-term liabilities:
Notes payable, net of current portion, net of unamortized discount of $788,147 and $880,916 at July 31, 2011 and April 30, 2011, respectively	5,026,853	5,059,084
Notes payable related parties, net of current portion, net of unamortized discount of $105,079 and $280,149 at July 31, 2011 and April 30, 2011, respectively	2,459,082	2,134,254
Other liabilities	675,345	642,899

Total liabilities	13,079,908	13,848,002

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 146,972,901 shares issued and outstanding, at July 31, 2011 and April 30, 2011	146,972	146,972
Additional paid-in capital	10,044,231	10,006,785
Accumulated deficit	(11,414,387)	(10,892,727)

Total stockholders’ deficit	(1,223,184)	(738,970)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,856,724	$13,109,032

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended July 31,

	2011	2010

Sales, net	$2,941,673	$2,877,603

Costs of goods sold	851,497	1,028,384

Gross profit	2,090,176	1,849,219

Expenses:
Selling, general and administrative expenses	1,336,011	1,421,404
Depreciation and amortization	577,251	568,000

Total Operating expenses	1,913,262	1,989,404

Operating income (loss)	176,914	(140,185)

Other income (expense), net:
Interest expense	(695,982)	(259,511)
Other income (expense), net	(2,592)	418,440

Total other income (expense), net	(698,574)	158,929

Income (loss) before income taxes	(521,660)	18,744
Income taxes	—	—

Net income (loss)	$(521,660)	$18,744

Basic and diluted earnings (loss) per share	$(0.00)	$0.00

Basic and diluted weighted average number shares outstanding	146,972,901	95,518,317

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Stockholders’ Deficit
(unaudited)

	Common Shares

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, April 30, 2011	146,972,901	$146,972	$10,006,785	$(10,892,727)	$(738,970)
Stock-based compensation expense	—	—	37,446	—	37,446
Net income	—	—	—	(521,660)	(521,660)

Balance, July 31, 2011	146,972,901	$146,972	$10,044,231	$(11,414,387)	$(1,223,184)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended July 31,

	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$(521,660)	$18,744
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	577,251	568,000
Amortization of loan discount	255,217	—
Provision for doubtful accounts	34,371	27,445
Stock-based compensation	37,446	37,256
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	243,323	276,932
Prepaid expenses and other current assets	(78,537)	19,448
Other assets	(263)	3,051
Accounts payable	(630,621)	(380,806)
Accrued expenses	97,829	(40,499)
Deferred revenue	(130,481)	(101,441)
Other liabilities	32,446	295,910

Net cash provided by operating activities	(83,679)	724,040

Cash Flows from Investing Activities
Purchases of property and equipment	(13,101)	(4,543)

Net cash used in investing activities	(13,101)	(4,543)

Cash Flows from Financing Activities
Fees paid for debt issuance	(62,500)	—
Principal payments on related party notes payable	(204,984)	(330,000)
Payments on related party line of credit	—	(75,000)
Principal payments on debt	(125,000)	—

Net cash used in financing activities	(392,484)	(405,000)

Net increase (decrease) in cash	(489,264)	314,497
Cash at beginning of period	934,250	590,163

Cash at end of period	$444,986	$904,660

Cash paid for:
Interest	$372,810	$258,260
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation
Notes to Condensed Consolidated Financial Statements July 31, 2010
(unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of July 31, 2011 and for the three months ended July 31, 2011 and 2010 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld consolidated financial statements as of and for the year ended April 30, 2011, as filed with the SEC on Form 10-K.

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

Enversa  is a technology-oriented direct response marketing company. Using its proprietary technology, Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa utilizes a pay-for-performance pricing model which is very appealing to clients because it ensures that they are billed solely for campaign performance. Enversa also operates several ad networks and a proprietary request for proposal (RFP) technology that highlights promotional offers from a variety of corporate clients.   Finally, Enversa’s Gulf Media Solutions, LLC (“Gulf”) subsidiary, provides search engine optimization services (“SEO”), domain leasing and website management services on a recurring monthly basis to over 300 customers.

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

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired. No impairment charges have been recorded as of July 31, 2011.

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

3. Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following:

	July 31, 2011	April 30, 2011	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3

	11,904,792	11,904,792
Accumulated amortization	(4,736,981)	(4,264,190)

	$7,167,811	$7,640,602

Amortization expense related to identifiable intangible assets totaled $472,791 and $472,791 for the three months ended July 31, 2011 and 2010, respectively.

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Debt

	As of
	July 31, 2011	April 30, 2011
Long-term Debt
Notes payable to Emerald Crest Capital (the “Senior Lender”); the notes mature March 31, 2015. The interest rate was floating at LIBOR plus 12%; the note’s floor utilizes a minimum LIBOR of 3%. At July 31, 2011 the total rate was 15%. These notes are collateralized by all assets of the Company.	$4,875,000	$5,000,000
Note payable IU Holdings, LP; the note matures February 28, 2013. At July 31, 2011, the interest rate was 12%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	1,500,000	1,500,000
Note payable to IU Investments, LLC, due December 31, 2010. At July 31, 2011, the interest rate was 10%. These notes are collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	527,915	610,166
Notes payable to Internet University and the other selling members of Enversa; the notes mature March 31, 2016. At July 31, 2011 the interest rate was 15.0%. These notes are collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	1,364,199	1,364,199
Note payable to Internet University; the note matures April 30, 2012. At July 31, 2011, the interest rate was 15%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	300,000	375,000
Note payable to Timmer; the note matures April 30, 2016. At July 31, 2011, the interest rate was 10%. This note is collateralized by all assets of Woodland Holdings, Corporation, including the Ranger patent.	1,800,000	1,800,000
Note payable to CEO; the note matures September 30, 2013. At July 31, 2011, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	338,958	377,196
Note payable to Kelly Larabee Morlan; the note matures March 31, 2012. At July 31, 2011, the interest rate was 10%. This note is not collateralized.	25,316	34,811
Total debt	10,731,888	11,061,372
Less current portion of long-term debt	(2,352,727)	(2,706,973)
Non-current portion of long-term debt	$8,378,661	$8,354,399

On March 29, 2011, the Company also entered into a warrant purchase agreement with the Senior Lender.  Pursuant to the Purchase Agreement, the Company issued the Senior Lender a common stock purchase warrant (the "Warrant"), pursuant to which the Senior Lender may purchase up to 8,762,008 shares of the Company's common stock for an aggregate price of $100.  The warrant has a 5 year term and contains certain put and call provisions.  The Warrant is not exercisable prior to March 30, 2014.  Using the Black-Scholes model, the original value of the warrant issued to the Senior Lender was less than the net present value of the minimum $1,000,000 cash value of the warrants. Therefore, the net present value of $1,000,000, totaling $642,899 was recorded as a loan discount, which is being amortized to earnings as additional interest expense over the remaining term of the loan.  The warrant is revalued at each reporting date, and adjusted to earnings. In addition, other loan fees of $717,569 were incurred from the issuance of 75,104,584 shares of the Company’s stock, $512,750 was paid or accrued, and $52,467 was incurred from the grant of additional warrants during March 2011. These fees are being amortized to earnings as additional interest over the remaining term of the loans. The unamortized balance of these deferred costs was $1,624,411 and $1,880,406 at July 31 and April 30, 2011, respectively, and is reflected as a loan discount to the outstanding balance of $10,731,888 at July 31, 2011.

The notes payable to the Senior Lenders include certain restrictive covenants with respect to the Company’s earnings, leverage and accounts payable. As of July 31, 2011, the Company believes it was in compliance with all restrictive covenants.

The notes are collateralized by 100% of the assets of the Company and its companies and the notes themselves are all cross-defaulted.

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

The Company issued 35,000 stock options at a strike price of $0.24/share pursuant to this plan during the three months ended July 31, 2011.

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

The Company issued no stock options pursuant to this plan during the three months ended July 31, 2011.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	July 31, 2011

	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	2,295,000
Stock Compensation Plan	4,000,000	3,150,000

	8,000,000	5,445,000

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

	For the three month periods Ended July 31,

	2011	2010

Expected term (in years)	5.0	—
Expected volatility	67.8	—
Risk-free interest rate	2.1	—
Dividend yield	0.0	—

A summary of activity under the Stock Plans and changes during the period ended July 31, 2011 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term(Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2011	2,520,000	$0.35	3.36	$0.00
Issued	35,000	0.24	4.90	0.00
Cancelled/forfeited	—	—
Exercised	—	—

Outstanding at July 31, 2011	2,555,000	$0.34	2.94	$241,850

Options vested and expected to vest*	1,875,000	$0.36	3.32	$97,313

Options exercisable at end of period	1,348,750	$0.39	2.60	$97,313

*	Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.

As of July 31, 2011 and 2010, the Company recognized $37,446 and $37,256 of stock-based compensation expense, respectively. As of July 31, 2011 there was $325,185 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 2.9 weighted average years.

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

Three Months Ended July 31, 2011	Marketing Services	Communications Services	Corporate	Consolidated

Revenue	$1,469,573	$1,472,100	$—	$2,941,673
Income (loss) from continuing operations before tax	28,638	298,485	(848,783)	(521,660)
Net (loss) income	28,638	298,485	(848,783)	(521,660)
Total assets	1,137,897	10,033,765	685,062	11,856,724
Intangibles	27,770	7,140,041	—	7,167,811
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	84,697	476,380	16,174	577,251

Three Months Ended July 31, 2010	Direct Marketing Services	Communications Services	Corporate	Consolidated

Revenue	$1,176,030	$1,701,573	$—	$2,877,603
Income (loss) from continuing operations before tax	(146,752)	556,164	(390,668)	18,744
Net (loss) income	(146,752)	556,164	(390,668)	18,744
Total assets	1,106,600	12,660,514	580,491	14,347,605
Intangibles	361,106	8,697,869	—	9,058,975
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	85,032	473,535	9,433	568,000

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

8. Related Party Transactions

Enversa receives administrative support from Internet University, Inc., which was one of the three former members of Leadstream. Included in such administrative support are human resources and payroll services which totaled less than $10,000 for the three month period ended July 31, 2011.

As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc., Marc Blumberg and Marc Pickren (collectively, the “Enversa Sellers”).   Mr. Blumberg is a member of the Company’s Board of Director as well as the president of Internet University, Inc. and Mr. Pickren is the President of the Company.  On March 30, 2011, the Company entered into amendments to its promissory notes with the Enversa Sellers (collectively the “Tier 4 Junior Notes”). The amendments to the Tier 4 Junior Notes revised the repayment schedules of the Tier 4 Junior Notes such that principal payments would be payable annually beginning on March 31, 2012 until such time as the Tier 4 Junior Notes mature on March 31, 2016. Interest payments are payable monthly at a revised rate of 15% per annum. The Company recorded interest of $52,294 and $43,552 on this facility during the three month periods ended July 31, 2011 and 2010, respectively.  The balance of the facility totaled $1,364,199 at July 31, 2011.

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. On March 30, 2011, the Company entered into Amendment No. 3 (“IU Amendment No. 3”) to its Promissory Note to IU Investments, LLC (the “Tier 3 Junior Note”).  IU Amendment No. 3 revised the repayment schedule of the Tier 3 Junior Note such that the Company will make principal payments totaling $27,417/month until February 28, 2012, after which time the Company will pay $67,200 annually beginning March 31, 2012 until such time as the Tier 3 Junior Note is paid in full on March 31, 2016. Interest payments are payable monthly at a rate of 10% per annum.  A member of the Company’s Board of Directors as well as one of the selling partners of Enversa is an employee of the parent of IU Investments, LLC. The Company recorded interest of $14,892 and $26,819 on this facility during the three month periods ended July 31, 2011 and 2010, respectively.   The balance of this note totaled $527,915 at July 31, 2011.

On March 30, 2011, the Company entered into a subordinated $1.5 million promissory note (the “Tier 2 Junior Note”) with IU Holdings, LP (“IUH”).  Principal under the Tier 2 Junior Note is payable in quarterly installments of $187,500  commencing on May 31, 2011 until such point as the Tier 2 Junior Note matures on February 28, 2013.  Interest on the outstanding principal amount under the Tier 2 Junior Note is payable monthly in arrears at a rate of 12% per annum.  As additional consideration to induce the Tier 2 Junior Lender to enter into this Promissory Note, the Company issued the Tier 2 Junior Lender, 48,414,132 shares of CornerWorld Corporation Common stock.  IUH is a partnership whose limited partners include friends and family of the Company’s Chief Executive Officer.  The Company paid approximately $45,370 in interest on this facility, during the three month period ended July 31, 2011, to IUH as a result of this note.  The balance of this note totaled $1,500,000 at July 31, 2011.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University.  Principal under the Tier 5 Junior Note is payable in monthly installments of $25,000  commencing on April 30, 2011 until such point as the Tier 5 Junior Note matures on April 30, 2012.  Interest on the outstanding principal amount under the Tier 5 Junior Note is payable monthly in arrears at a rate of 15% per annum.  As additional consideration to induce the Tier 5 Junior Lender to enter into this Promissory Note, the Company issued the Tier 5 Junior Lender, 12,910,435 shares of CornerWorld Corporation Common stock.  The Company recorded interest of $13,233 on this facility during the three month period ended July 31, 2011.  The balance of this note totaled $300,000 at July 31, 2011.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Tier 7 Junior Note is payable in monthly installments of $12,746  commencing on April 30, 2011 until such point as the Tier 7 Junior Note matures on September 30, 2013.  Interest on the outstanding principal amount under the Tier 7 Junior Note is payable monthly in arrears at a rate of 10% per annum.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation Common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable.  The Company recorded interest of $9,186 on this facility during the three month period ended July 31, 2011.  The balance of this note totaled $338,958 at July 31, 2011.

On March 30, 2011, the Company entered into an unsecured $37,976 promissory note (the “Tier 8 Junior Note”) with Kelly Larabee Morlan; Ms. Morlan is the Secretary of the Company.  Principal under the Tier 8 Junior Note is payable in monthly installments of $3,165  commencing on April 30, 2011 until such point as the Tier 8 Junior Note matures on March 30, 2012.  Interest on the outstanding principal amount under the Tier 8 Junior Note is payable monthly in arrears at a rate of 10% per annum.  As additional consideration to induce Ms. Morlan to enter into this Promissory Note, the Company issued Ms. Morlan 1,194,215 shares of CornerWorld Corporation Common stock.  The Tier 8 Junior Note is unsecured.  The Company recorded interest of $798 on this facility during the three month period ended July 31, 2011.  The balance of this note totaled $25,316 at July 31, 2011.

In addition, the Company leases office space with an entity that is controlled by the family of the Company’s CEO. During the three month period ended July 31, 2011, the Company paid $50,761 in rent as a result of this lease.

CornerWorld Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

9. Subsequent Events

On September 6, 2011, the Company entered into Amendment No. 2 (“IUH Amendment No. 2”) to its Promissory Note with IU Holdings LP (the “IUH Note”) dated March 30, 2011.  IUH Amendment No. 2 revised the repayment schedule of the IUH Note such that principal payments were deferred by six months.  They will resume on February 29, 2012 and continue through November 30, 2013, after which point the IUH Note will be paid in its entirety.  In addition, the interest rate was lowered to 10% per annum but interest payment dates and other terms remained unchanged. IUH is a partnership whose limited partners include friends and family of the Company’s Chief Executive Officer.

On September 6, 2011, the Company entered into Amendment No. 4 (“IUI Amendment No. 4”) to its Promissory Note with IU Investments, LLC (the “IUI Note”) dated February 23, 2009.  IUI Amendment No. 4 revised the repayment schedule of the IUI Note such that principal payments were deferred by six months.  They will resume with a $191,919 balloon payment on February 29, 2012 and continue through March 31, 2016, after which the IUI Note will be paid in its entirety.  In addition, the interest rate was lowered to 10% per annum but interest payment dates and other terms remained unchanged.   Internet University, Inc. is a member of IU Investments, LLC.

On September 6, 2011, the Company entered into Amendment No. 3 to each of its Promissory Notes dated August 27, 2008 with Internet University, Inc, LLC (“IU Note Amendment 3”) Marc Blumberg (“Blumberg Note Amendment 3”) and Marc Pickren (“Pickren Note Amendment 3”) (IU Note Amendment 3, Blumberg Note Amendment 3 and Pickren Note Amendment 3 collectively the “Amendments).  The Amendments lowered the interest rates on the IU Note, the Blumberg Note and the Pickren Note to 10% per annum but interest payment dates and other terms remained unchanged.   Internet University, Inc. owns 14.0% of the Company’s currently outstanding common stock. Mr. Blumberg sits on the Company’s Board of Directors and owns 2.7% of the Company’s currently outstanding common stock. Mr. Pickren is the President of the Company and owns 3.9% of the Company’s currently outstanding common stock..

On September 6, 2011, the Company entered into Amendment No. 1 (“IU Amendment No. 1”) to its Promissory Note with Internet University, Inc. (the “IU Note”) dated March 30, 2011.  IU Amendment No. 1 revised the repayment schedule of the IUI Note such that principal payments were deferred by six months.  They will resume on February 29, 2012 and continue through October 31, 2012, after which the IU Note will be paid in its entirety.  In addition, the interest rate was lowered to 10% per annum but interest payment dates and other terms remained unchanged.   Internet University, Inc. owns 14.0% of the Company’s currently outstanding common stock.

On September 6, 2011, the Company entered into Amendment No. 1 (“Beck Amendment No. 1”) to its Promissory Note with Scott Beck (the “Beck Note”) dated March 30, 2011.  Beck Amendment No. revised the repayment schedule of the Beck Note such that principal payments were deferred by six months.  They will resume on February 29, 2012 and continue through March 31, 2014, after which point the Beck Note will be paid in its entirety.  Interest payments and other terms remained unchanged.    Mr. Beck is the Company’s Chairman and Chief Executive Officer and owns 19.6% of the Company’s currently outstanding common stock.

On September 6, 2011, the Company entered into Amendment No. 1 (“Larabee Amendment No. 1”) to its Promissory Note with Kelly Larabee Morlan (the “Larabee Note”) dated March 30, 2011.  Larabee Amendment No. revised the repayment schedule of the Larabee Note such that principal payments were deferred by six months.  They will resume on February 29, 2012 and continue through September 30, 2012, after which point the Larabee Note will be paid in its entirety.  Interest payments and other terms remained unchanged.  Ms. Morlan is the Company’s secretary.

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

Three Months ended July 31, 2011 Highlights:

•	We paid down approximately $329,984 in principal on our outstanding debt.

•

After removal of non-cash amortization of loan discounts (interest expense) totaling $255,217, depreciation & amortization and stock-based compensation expense totaling $577,251 and $37,446, respectively, the Company’s pro-forma profit for the three months ended July 31, 2011 would have totaled approximately $348,254. See the table that follows for more details. The Company expects to generate positive operating cash flows for the fiscal year ending April 30, 2012.

We define “Adjusted Net Income1” as net loss after removal of non-cash charges including amortization of loan discounts (interest expense), depreciation, amortization of intangibles and stock-based compensation. Management believes pro-forma net income provides useful additional information concerning the Company’s potential profitability. However, Adjusted Net Income is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”). Accordingly, Adjusted Net Income should not be considered an alternative to net income as an indicator of operating performance. The table that follows provides a reconciliation between GAAP net income and Adjusted Net Income.

___________________________

1 This measure presented may not be comparable to similarly titled measures reported by other companies.

Reconciliation between GAAP Net Income and Adjusted Net Income:

	For the three month period ended July 31, 2011	Per share data

Net loss	$(521,660)	$0.00

Non-cash charges:
Amortization of loan discounts (interest)	255,217	0.00
Stock-based compensation	37,446	0.00
Depreciation and amortization	577,251	0.00

Total non-cash charges	869,914	0.00

Pro-forma net income	$348,254	$0.00

Weighted average common shares outstanding:
Basic and diluted	146,972,901	146,972,901

Service Offerings

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended July 31, 2011, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended July 31, 2011 to the three months ended July 31, 2010

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues  and Gross profit:

Our marketing services segment had revenues totaling $1,469,573 for the three month period ended July 31, 2011 as compared to $1,176,030 for the three month period ended July 31, 2010. This increase is due to additional revenues generated as a result of new offerings from our growing Gulf subsidiary which did not exist at this point in the prior year.

Similarly, gross profit at our direct marketing segment increased for the three months ended July 31, 2011 to $831,323 from $494,316 for the three month period ended July 31, 2010. Gross profit as a percentage of revenue increased from 42.0% to 56.6% due to an increase in search engine optimization and site leases at Gulf which typically includes higher margin services.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses totaled $715,002 for the three months ended July 31, 2011 as compared to $553,977 for the corresponding period in the prior year. The increase of $161,025 is primarily due to increases in headcount, rent and utilities associated with the build-up of our Gulf division.

Net Income

Net income totaled $28,638 for the three months ended July 31, 2011 as compared to net income of $146,752 for the corresponding period in the prior year. The net income improvement is primarily due to the margin improvements associated with the investment in Gulf and cost reductions enacted in our marketing services segment.

Communications services

Our communications services segment consists of all the businesses acquired in the Woodland Acquisition.

Revenues and Gross profit:

Our communications services segment had revenues totaling $1,472,100 for the three month period ended July 31, 2011 as compared to $1,701,573 for the three month period ended July 31, 2010. This decrease is primarily due to the fact that our two largest customers merged in the second half of calendar year 2009 and, accordingly, the Company experienced a reduction in roaming revenues.

For the same reasons, gross profit decreased for the three months ended July 31, 2011 to $1,258,853 from $1,354,903 for the three month period ended July 31, 2010. Gross profit as a percentage of revenue improved to 85.5% during the three months ended July 31, 2011 versus 79.6% during the corresponding period in the prior year.  The margin improvement was primarily due to the implementation of new agreements with lower rates from the carriers who provide our network infrastructure.

Selling, General and Administrative

SG&A expenses totaled $126,949 for the three months ended July 31, 2011 as compared to $529,739 for the corresponding period in the prior year. The decrease of $402,790 is primarily due to the removal of all non-recurring legal expenses which totaled $173,417 incurred during the three month period ended July 31, 2010 and staffing reductions and other cost saving measures enacted at our communications services segment.

Net Income

Net income totaled $298,485 for the three months ended July 31, 2011 as compared to net income of $556,164 for the corresponding period in the prior year. The decrease of $257,679 is primarily due to the fact that we received a favorable lawsuit settlement during the quarter ended July 31, 2010.

Corporate

Selling, General and Administrative

SG&A costs totaled $494,060 for the quarter ended July 31, 2011 versus $337,688 for the corresponding period in the prior year. The increase of $156,372 is primarily due to the fact the fact that we hired additional accounting and IT personnel at the corporate level, primarily resulting from the build-out of Gulf.  Expenses for this segment also include all costs associated with corporate overhead, including accounting, legal, corporate governance and other related costs involved in being a publicly traded company.

Liquidity and Capital Resources

As of July 31, 2011, we had a working capital deficit of approximately $2.7 million and cash of $444,986. Our working capital deficit is primarily related to certain large accounts payable associated with our 2009 Woodland Acquisition as well as the short-term nature of selected tranches of the debt we issued in March 2011 when we recapitalized the Company. Our working capital deficit has decreased substantially from our July 31, 2010 year end deficit which totaled approximately $4.2 million. This improvement is due to the fact that, as a result of the March 2011 recapitalization, we extended the maturities of substantially all of our debt. We believe the cash flows from our existing operations will be adequate to manage our debt commitments and we have good relationships with the vendors associated with the large accounts payable who we continue to pay with excess cash flow. Management expects that its current cash and operational cash flow will be sufficient to meet our liquidity needs for the next year.

Our investing activity for the three month period ended July 31, 2011, consisted primarily of $13,101 of capital expenditures, primarily associated with the relocation of several of our facilities, including our home office.   Management believes the reduced rents in the new locations will more than offset the capital expenditures.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2011. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

3.1

Articles of Incorporation of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated November 9, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed September 27, 2005)

3.2

Certificate of Correction of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated November 24, 2004 (incorporated by reference to Exhibit 3.2  to the Company’s Form 10-Q, filed December 15, 2010)

3.3

Certificate of Change of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated October 18, 2006 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed October 25, 2006)

3.4

Certificate of Amendment to Articles of Incorporation For Nevada Profit Corporations of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated May 4, 2007 (incorporated by reference to Exhibit 3.2  to the Company’s Form 10-Q, filed December 15, 2010)

3.5

Bylaws of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated November 9, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed September 27, 2005)

10.1	Employment Agreement by and between Cornerworld Corporation and Marc Pickren dated September 13, 2011	(1)w
31.1	Rule 13a-14(a) Certification by our chief executive officer	(1)
31.2	Rule 13a-14(a) Certification by our chief financial officer	(1)
32.1	Section 1350 Certification by our chief executive officer	(2)
32.2	Section 1350 Certification by our chief financial officer	(2)
101	Interactive Data Files of Financial Statements and Notes.	(3)

__________

(1)	Filed herewith.
(2)	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
(3)	Furnished (and not filed) herewith pursuant to Regulation S-T under the Exchange Act.
w	Management plan, compensatory arrangement or employment agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERWORLD CORPORATION

Registrant

September 14, 2011	/s/ V. Chase McCrea III

V. Chase McCrea III
Chief Financial Officer