Form 10-Q
period 2011-10-31
Cornerworld Corp
filed 2011-12-20
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-54419

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

Yes   X    No ___

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

Yes ___  No   X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of December 15, 2011 was 147,547,607.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):	1

	Condensed Consolidated Balance Sheets as of October 31, 2011 and April 30, 2011	1

	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended October 31, 2011 and 2010	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months Ended October 31, 2011	3

	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended October 31, 2011 and 2010	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3	Quantitative and Qualitative Disclosure about Market Risk	21

4	Controls and Procedures	21

	PART II. OTHER INFORMATION

1	Legal Proceedings	21

1A	Risk Factors	21

2	Unregistered Sales of Equity Securities and Use of Proceeds	22

3	Defaults Upon Senior Securities	22

4	[Removed and Reserved]	22

5	Other Information	22

6	Exhibits	22

	Signatures	23

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	October 31, 2011	April 30, 2011

	(unaudited)	(audited)
Assets
Current assets:
Cash	$580,347	$934,250
Accounts receivable (net of allowance for doubtful accounts of $94,516 and $48,936 at October 31, 2011 and April 30, 2011, respectively)	2,053,233	1,777,704
Prepaid expenses and other current assets	93,772	112,972

Total current assets	2,727,352	2,824,926

Property and equipment, net	281,499	478,536
Goodwill	2,136,836	2,136,836
Patent	6,750,584	7,529,498
Intangibles, net	—	111,104
Other assets	28,410	28,132

TOTAL ASSETS	$11,924,681	$13,109,032

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,216,295	$2,962,995
Accrued expenses	769,013	600,726
Notes payable, current portion, net of unamortized discount of $326,523 and $316,516 at October 31, 2011 and April 30, 2011, respectively	558,793	543,484
Notes payable related parties, current portion, net of unamortized discount of $326,984 and $402,824 at October 31, 2011 and April 30, 2011, respectively	1,102,189	1,444,145
Deferred revenue	700,589	460,415

Total current liabilities	5,346,879	6,011,765
Long-term liabilities:
Notes payable, net of current portion, net of unamortized discount of $703,901 and $880,916 at October 31, 2011 and April 30, 2011, respectively	4,986,099	5,059,084
Notes payable related parties, net of current portion, net of unamortized discount of $53,613 and $280,149 at October 31, 2011 and April 30, 2011, respectively	2,548,286	2,134,254
Other liabilities	700,563	642,899

Total liabilities	13,581,827	13,848,002

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 147, 547,607 and 146,972,901 shares issued and outstanding, at October 31, 2011 and April 30, 2011	147,547	146,972
Additional paid-in capital	10,081,102	10,006,785
Retained earnings (accumulated deficit)	(11,885,795)	(10,892,727)

Total stockholders’ deficit	(1,657,146)	(738,970)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,924,681	$13,109,032

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,

	2011	2010	2011	2010

Sales, net	$2,914,058	$2,950,294	$5,855,731	$5,827,896

Costs of goods sold	728,924	914,778	1,580,421	1,943,162

Gross profit	2,185,134	2,035,516	4,275,310	3,884,734

Expenses:
Selling, general and administrative expenses	1,619,189	1,708,213	2,955,200	3,129,617
Depreciation and amortization	518,505	564,183	1,095,756	1,132,183

Total Operating expenses	2,137,694	2,272,396	4,050,956	4,261,800

Operating income (loss)	47,440	(236,880)	224,354	(377,066)

Other income (expense), net:
Interest expense	(581,100)	(247,929)	(1,277,082)	(507,440)
Other income (expense), net	62,252	63,208	59,660	481,643

Total other expense, net	(518,848)	(184,721)	(1,217,422)	(25,797)

Loss before income taxes	(471,408)	(421,601)	(993,068)	(402,863)
Income taxes	—	—	—	—

Net loss	$(471,408)	$(421,601)	$(993,068)	$(402,863)

Basic and diluted loss per share	$0.00	$0.00	$(0.01)	$0.00

Basic and diluted weighted average number shares outstanding	147,207,875	95,518,317	147,090,388	95,518,317

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Shares

	Shares	Amount

Balance, April 30, 2011	146,972,901	$146,972	$10,006,785	$(10,892,727)	$(738,970)
Stock-based compensation expense	—	—	74,892	—	74,892
Cash-less exercise of stock options and warrants	574,706	575	(575)	—	—
Net loss	—	—	—	(993,068)	(993,068)

Balance, October 31, 2011	147,547,607	$147,547	$10,081,102	$(11,885,795)	$(1,657,146)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months ended October 31,

	2011	2010

Cash Flows from Operating Activities
Net loss	$(993,068)	$(402,863)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,095,756	1,132,183
Amortization of discount on debt	469,384	—
Provision for doubtful accounts	136,457	27,445
Stock-based compensation	74,892	74,627
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(411,986)	(6,905)
Prepaid expenses and other current assets	19,200	40,266
Goodwill	—	—
Other assets	(278)	3,057
Accounts payable	(746,700)	(310,053)
Accrued expenses	230,787	86,401
Deferred revenue	240,174	(26,707)
Other liabilities	57,664	308,647

Net cash provided by operating activities	172,282	926,098

Cash Flows from Investing Activities
Proceeds from sale of fixed assets	5,900	—
Purchases of property and equipment	(14,601)	(19,530)

Net cash used in investing activities	(8,701)	(19,530)

Cash Flows from Financing Activities
Fees paid for debt issuance	(62,500)	—
Principal payments on related party notes payable	(204,984)	(660,000)
Payments on related party line of credit	—	(150,000)
Principal payments on debt	(250,000)	—

Net cash used in financing activities	(517,484)	(810,000)

Net increase (decrease) in cash	(353,903)	96,568
Cash at beginning of period	934,250	590,163

Cash at end of period	$580,347	$686,731

Cash paid for:
Interest	$717,657	$507,770
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Condensed Consolidated Financial Statements

October 31, 2011

(unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of October 31, 2011 and for the three and six month periods ended October 31, 2011 and 2010 contained in this Quarterly Report (collectively, “the Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and six month periods ended October 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended April 30, 2011, as filed with the SEC on Form 10-K, and the unaudited interim condensed consolidated financial statements as of and for the period ended July 31, 2011, as filed with the SEC on Form 10-Q.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired. No impairment charges have been recorded as of October 31, 2011.

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

3. Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following:

	October 31, 2011	April 30, 2011	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3

	11,904,792	11,904,792
Accumulated amortization	(5,154,208)	(4,264,190)

	$6,750,584	$7,640,602

Amortization expense related to identifiable intangible assets totaled $417,227 and $472,791 for the three month periods ended October 31, 2011 and 2010, respectively, and $890,018 and $945,582 for the six month periods ended October 31, 2011 and 2010, respectively.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Debt

	As of
	October 31, 2011	April 30, 2011
Long-term Debt
Notes payable to Emerald Crest Capital (the “Senior Lender”); the notes mature March 31, 2015. The interest rate was floating at LIBOR plus 12%; the note’s floor utilizes a minimum LIBOR of 3%. At October 31, 2011 the total rate was 15%. These notes are collateralized by all assets of the Company.	$4,750,000	$5,000,000
Note payable IU Holdings, LP; the note matures November 30, 2013. At October 31, 2011, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	1,500,000	1,500,000
Note payable to IU Investments, LLC, due March 31, 2016. At October 31, 2011, the interest rate was 10%. These notes are collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	527,915	610,166
Notes payable to Internet University and the other selling members of Enversa; the notes mature March 31, 2016. At October 31, 2011 the interest rate was 10.0%. These notes are collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	1,364,199	1,364,199
Note payable to Internet University; the note matures October 31, 2012. At October 31, 2011, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	300,000	375,000
Note payable to Timmer; the note matures April 30, 2016. At October 31, 2011, the interest rate was 10%. This note is collateralized by all assets of Woodland Holdings, Corporation, including the Ranger patent.	1,800,000	1,800,000
Note payable to CEO; the note matures September 30, 2013. At October 31, 2011, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	338,958	377,196
Note payable to Kelly Larabee Morlan; the note matures July 31, 2012. At October 31, 2011, the interest rate was 10%. This note is not collateralized.	25,316	34,811
Total debt	10,606,388	11,061,372
Less current portion of long-term debt	(2,314,489)	(2,706,973)
Non-current portion of long-term debt	$8,291,899	$8,354,399

On March 29, 2011, the Company also entered into a warrant purchase agreement with the Senior Lender.  Pursuant to the warrant purchase agreement, the Company issued the Senior Lender a common stock purchase warrant (the "Warrant"), pursuant to which the Senior Lender may purchase up to 8,762,008 shares of the Company's common stock for an aggregate price of $100.  The warrant has a 5 year term and contains certain put and call provisions.  The Warrant is not exercisable prior to March 30, 2014.  Using the Black-Scholes model, the original value of the warrant issued to the Senior Lender was less than the net present value of the minimum $1,000,000 cash value of the warrants. Therefore, the net present value of $1,000,000, totaling $642,899 was recorded as a loan discount, which is being amortized to earnings as additional interest expense over the remaining term of the loan.  The warrant is revalued at each reporting date, and adjusted to earnings. In addition, other loan fees of $717,569 were incurred from the issuance of 75,104,584 shares of the Company’s stock, $512,750 was paid or accrued, and $52,467 was incurred from the grant of additional warrants during March 2011. These fees are being amortized to earnings as additional interest over the remaining term of the loans. The unamortized balance of these deferred costs was $1,411,244 and $1,880,406 at October 31 and April 30, 2011, respectively, and is reflected as a loan discount to the outstanding balance of $10,606,388 and $11,061,372 at October 31, 2011 and April 30, 2011, respectively.

The notes payable to the Senior Lenders include certain restrictive covenants with respect to the Company’s earnings, leverage and accounts payable. As of October 31, 2011, the Company believes it was in compliance with all restrictive covenants.

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

Employment Agreements

On July 28, 2011, the Company entered into an employment agreement with Mr. Scott Beck, its Chairman and CEO. Pursuant to his employment agreement, Mr. Beck is paid an annual base salary of $400,000, an annual performance based cash bonus subject to the discretion of the Board of Directors, an annual warrant to purchase 1% of the then outstanding common shares of the Company, a bonus fee of 2.00% of all equity and debt raised during the time of his contract, a 3.50% fee for the transaction value of all acquisitions as defined in his employment agreement, warrants equal to 3.25% of the equity issued pursuant to any debt and equity raised during the time of his employment agreement, a warrant equal to 3.25% of the transaction value of any equity issued in association with all acquisitions and the greater of 5% of fair market value or $5.0 million buyout fee in the case of a change in control; in addition, Mr. Beck’s employment agreement provides for an annual increase of Mr. Beck’s base salary by 5% every year during the term of the agreement. Mr. Beck’s employment agreement also provides that, if he is terminated without cause prior to the end of the employment agreement, he will be paid the full amount of his base salary for any days remaining in the full ten year term, the Company will purchase all equity instruments held by Mr. Beck and, finally, the Company will pay Mr. Beck $5.0 million within six months of his termination. Finally, Mr. Beck will receive 10% of amounts payable to the Company as a result of any patent infringement litigation. Mr. Beck’s employment agreement continues through July 27, 2021.

On September 13, 2011, the Company entered into an employment agreement with Mr. Marc Pickren, its President. Pursuant to his employment agreement, Mr. Pickren is paid an annual base salary of $220,000 and commissions based on new clients acquired by Mr. Pickren. Mr. Pickren was paid a one-time signing bonus of $55,000 related to entering into this agreement. In addition, in accordance with his employment agreement, on September 21, 2011, Mr. Pickren was issued 250,000 options to purchase the Company’s common stock at a price of $0.30 per share; the option contains vesting provisions consistent with other options issued to employees and expires at the end of 5 years. Mr. Pickren’s employment agreement continues through September 15, 2013.

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

The Company issued 955,000 stock options at a weighted average exercise price of $0.30/share pursuant to this plan during the six months ended October 31, 2011.

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

The Company issued no stock options pursuant to this plan during the six months ended October 31, 2011.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	October 31, 2011

	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	1,705,000
Stock Compensation Plan	4,000,000	3,150,000

	8,000,000	4,855,000

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

	For the three month periods Ended October 31		For the six month periods Ended October 31

	2011	2010	2011	2010

Expected term (in years)	5.0	5.0	5.0	5.0
Expected volatility	99.1%	99.1%	99.1%	99.1%
Risk-free interest rate	1.0%	2.3%	1.0%	2.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%

A summary of activity under the Stock Plans and changes during the period ended October 31, 2011 is presented below:

	Weighted-Average

	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2011	2,520,000	$0.35	3.36	$0
Issued	955,000	$0.30	5.00	$0
Cancelled/forfeited	(270,179)	0.20
Exercised	(59,821)	0.20

Outstanding at October 31, 2011	3,145,000	$0.34	3.31	$47,600

Options vested and expected to vest*	2,965,000	$0.35	3.25	$22,300

Options exercisable at end of period	1,316,250	$0.40	2.33	$22,300

*	Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.

For the three month periods ended October 31, 2011 and 2010, the Company recognized $37,446 and $37,371 of stock-based compensation expense, respectively, and for the six month periods ended October 31, 2011 and 2010, the Company recognized $74,892 and $74,627 of stock-based compensation expense, respectively. As of October 31, 2011 there was $398,303 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.31 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

	Marketing Services	Communications Services	Corporate Overhead	Consolidated

Three Months Ended October 31, 2011
Revenue	$1,234,927	$1,679,131	$—	$2,914,058
Income (loss) from continuing operations before tax	48,371	499,934	(1,019,713)	(471,408)
Net (loss) income	48,371	499,934	(1,019,713)	(471,408)
Total assets	964,246	10,176,725	783,710	11,924,681
Intangibles	—	6,750,584	—	6,750,584
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	29,316	472,777	16,412	518,505

	Marketing Services	Communications Services	Corporate Overhead	Consolidated

Three Months Ended October 31, 2010
Revenue	$1,282,356	$1,667,938	$—	$2,950,294
Income (loss) from continuing operations before tax	50,644	(7,057)	(465,188)	(421,601)
Net (loss) income	50,644	(7,057)	(465,188)	(421,601)
Total assets	1,140,054	12,173,565	529,874	13,843,493
Intangibles	277,772	8,308,412	—	8,586,184
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	83,334	474,309	6,540	564,183

	Marketing Services	Communications Services	Corporate Overhead	Consolidated

Six Months Ended October 31, 2011
Revenue	$2,704,500	$3,151,231	$—	$5,855,731
Income (loss) from continuing operations before tax	77,009	798,419	(1,868,496)	(993,068)
Net (loss) income	77,009	798,419	(1,868,496)	(993,068)
Total assets	964,246	10,176,725	783,710	11,924,681
Intangibles	—	6,750,584	—	6,750,584
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	114,013	949,157	32,586	1,095,756

	Marketing Services	Communications Services	Corporate Overhead	Consolidated

Six Months Ended October 31, 2010
Revenue	$2,458,385	$3,369,511	$—	$5,827,896
Income (loss) from continuing operations before tax	(96,109)	549,107	(855,861)	(402,863)
Net (loss) income	(96,109)	549,107	(855,861)	(402,863)
Total assets	1,140,054	12,173,565	529,874	13,843,493
Intangibles	277,772	8,308,412	—	8,586,184
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	168,366	947,844	15,973	1,132,183

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

8. Related Party Transactions

Enversa receives administrative support from Internet University, Inc., which was one of the three former members of Leadstream. Included in such administrative support are human resources and payroll services which totaled less than $20,000 for the six month period ended October 31, 2011.

As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc., Marc Blumberg and Marc Pickren (collectively, the “Enversa Sellers”).   Mr. Blumberg is a member of the Company’s Board of Director as well as the president of Internet University, Inc. and Mr. Pickren is the President of the Company.  On March 30, 2011, the Company entered into amendments to its promissory notes with the Enversa Sellers (collectively the “Tier 4 Junior Notes”). The amendments to the Tier 4 Junior Notes revised the repayment schedules of the Tier 4 Junior Notes such that principal payments would be payable annually beginning on March 31, 2012 until such time as the Tier 4 Junior Notes mature on March 31, 2016. Interest payments are payable monthly at a revised rate of 15% per annum. The Company recorded interest of $93,029 and $33,097 on this facility during the six month periods ended October 31, 2011 and 2010, respectively.  The balance of the facility totaled $1,364,199 at October 31, 2011.

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. On March 30, 2011, the Company entered into Amendment No. 3 (“IU Amendment No. 3”) to its Promissory Note to IU Investments, LLC (the “Tier 3 Junior Note”).  IU Amendment No. 3 revised the repayment schedule of the Tier 3 Junior Note such that the Company will make principal payments totaling $27,417/month until February 28, 2012, after which time the Company will pay a lump sum of $191,919 then $67,200 annually beginning March 31, 2011 until such time as the Tier 3 Junior Note is paid in full on March 31, 2016. Interest payments are payable monthly at a rate of 10% per annum.  A member of the Company’s Board of Directors as well as one of the selling partners of Enversa is an employee of the parent of IU Investments, LLC. The Company recorded interest of $28,384 and $53,637 on this facility during the six month periods ended October 31, 2011 and 2010, respectively.   The balance of this note totaled $527,915 at October 31, 2011.

On March 30, 2011, the Company entered into a subordinated $1.5 million promissory note (the “Tier 2 Junior Note”) with IU Holdings, LP (“IUH”).  Principal under the Tier 2 Junior Note is payable in quarterly installments of $187,500  commencing on February 29, 2012 until such point as the Tier 2 Junior Note matures on November 30, 2013.  Interest on the outstanding principal amount under the Tier 2 Junior Note is payable monthly in arrears at a rate of 10% per annum.  As additional consideration to induce the Tier 2 Junior Lender to enter into this Promissory Note, the Company issued the Tier 2 Junior Lender, 48,414,132 shares of CornerWorld Corporation Common stock.  IUH is a partnership whose limited partners include friends and family of the Company’s Chief Executive Officer.  The Company paid approximately $85,726 in interest on this facility, during the six month period ended October 31, 2011, to IUH as a result of this note.  The balance of this note totaled $1,500,000 at October 31, 2011.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University.  Principal under the Tier 5 Junior Note is payable in monthly installments of $25,000  commencing on April 30, 2011 until such point as the Tier 5 Junior Note matures on October 31, 2012.  Interest on the outstanding principal amount under the Tier 5 Junior Note is payable monthly in arrears at a rate of 10% per annum.  As additional consideration to induce the Tier 5 Junior Lender to enter into this Promissory Note, the Company issued the Tier 5 Junior Lender, 12,910,435 shares of CornerWorld Corporation Common stock.  The Company recorded interest of $22,068 on this facility during the six month period ended October 31, 2011.  The balance of this note totaled $300,000 at October 31, 2011.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Tier 7 Junior Note is payable in monthly installments of $12,746  commencing on April 30, 2011 until such point as the Tier 7 Junior Note matures on September 30, 2013.  Interest on the outstanding principal amount under the Tier 7 Junior Note is payable monthly in arrears at a rate of 10% per annum.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation Common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable.  The Company recorded interest of $17,730 on this facility during the six month period ended October 31, 2011.  The balance of this note totaled $338,958 at October 31, 2011.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

On March 30, 2011, the Company entered into an unsecured $37,976 promissory note (the “Tier 8 Junior Note”) with Kelly Larabee Morlan; Ms. Morlan is the Secretary of the Company.  Principal under the Tier 8 Junior Note is payable in monthly installments of $3,165  commencing on April 30, 2011 until such point as the Tier 8 Junior Note matures on September 30, 2012.  Interest on the outstanding principal amount under the Tier 8 Junior Note is payable monthly in arrears at a rate of 10% per annum.  As additional consideration to induce Ms. Morlan to enter into this Promissory Note, the Company issued Ms. Morlan 1,194,215 shares of CornerWorld Corporation Common stock.  The Tier 8 Junior Note is unsecured.  The Company recorded interest of $1,436 on this facility during the three month period ended October 31, 2011.  The balance of this note totaled $25,316 at October 31, 2011.

In addition, the Company leases office space with an entity that is controlled by the family of the Company’s CEO. During the six month period ended October 31, 2011, the Company paid $101,522 in rent as a result of this lease.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

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

Six months ended October 31, 2011 Highlights:

•	We paid down approximately $454,984 in principal on our outstanding debt.

•

After removal of non-cash amortization of loan discounts (interest expense) totaling $469,384, the non-recurring impact of our pursuit of a potential merger which was never completed totaling $228,390 and, finally, depreciation & amortization and stock-based compensation expense totaling $1,095,756 and $74,892, respectively, the Company’s pro-forma profit for the six months ended October 31, 2011 would have totaled approximately $875,354. See the table that follows for more details. The Company expects to generate positive operating cash flows for the fiscal year ending April 30, 2012.

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

___________________________

1 This measure presented may not be comparable to similarly titled measures reported by other companies.

Reconciliation between GAAP Net Income and Adjusted Net Income:

	For the six month period ended October 31, 2011	Per share data

Net loss	$(993,068)	$(0.01)

Non-cash charges:
Amortization of loan discounts (interest)	469,384	0.00
Non-recurring fees associated with aborted acquisition	228,390	0.00
Stock-based compensation	74,892	0.00
Depreciation and amortization	1,095,756	0.01

Total non-cash charges	1,868,422	0.01

Pro-forma net income	$875,354	$0.01

Weighted average common shares outstanding:
Basic and diluted	147,090,388	147,090,388

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the six months ended October 31, 2011, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended October 31, 2011 to the three months ended October 31, 2010

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues and Gross profit:

Our marketing segment had revenues totaling $1,234,927 for the three month period ended October 31, 2011 as compared to $1,282,356 for the three month period ended October 31, 2010. This slight decrease is due to the loss of a significant enterprise client which was offset, to some degree, by the addition of revenues from search engine optimization and site leases at our Gulf division.

As a result of selling the higher margin Gulf products, gross profit at our marketing services segment increased for the three months ended October 31, 2011 to $753,069 from $686,385 for the three month period ended October 31, 2010. Gross profit as a percentage of revenue decreased from 61.0% to 56.9%.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses totaled $675,382 for the three months ended October 31, 2011 as compared to $550,036 for the corresponding period in the prior year. The increase of $125,346 is primarily due to increases in headcount, rent and utilities associated with the build-up of our Gulf division.

Net Income:

Net income totaled $48,371 for the three months ended October 31, 2011 as compared to net income of $50,644 for the corresponding period in the prior year. The slight decrease is primarily due to our aforementioned SG&A increases associated with our growing Gulf business.

Communications services

Our communications services segment consists of all the businesses acquired in the Woodland Acquisition.

Revenues and Gross profit:

Our communications services segment had revenues totaling $1,679,131 for the three month period ended October 31, 2011 as compared to $1,667,938 for the three month period ended October 31, 2010. This increase is primarily due to the fact that, as a result of our two largest customers merging in the second half of calendar year 2009, the Company acquired a new customer as a result of the divestiture of certain overlapping customer bases.    Because the merger was completed in the second half of 2009 and the divestiture of certain markets was just recently completed, the Company believes the merger’s impact on revenues has been fully realized but can make no guarantees that there will not be additional revenue fluctuations as a result of the acquisition of the new customer.

Gross profit increased for the three months ended October 31, 2011 to $1,432,065 from $1,349,131 for the three month period ended October 31, 2010 due to implementation of new agreements with lower rates from the carriers who provide our network infrastructure which resulted in lower rates paid by the Company. Gross profit as a percentage of revenue increased substantially to 85.3% from 80.9% during the three months ended October 31, 2010 as a result of these initiatives.

Selling, General and Administrative Expenses:

SG&A expenses totaled $125,863 for the three months ended October 31, 2011 as compared to $679,973 for the corresponding period in the prior year. The decrease of $554,110 is primarily due to the absence of non-recurring legal expenses totaling $246,894 incurred during the three month period ended October 31, 2010 along with cost savings resulting from staff reductions, relocation of offices to cheaper space and other cost cutting measures.

Net Income:

Net income totaled $499,934 for the three months ended October 31, 2011 as compared to a net loss of $7,057 for the corresponding period in the prior year. The improvement of $506,991 is primarily due to the absence of non-recurring legal fees totaling $246,894 as well as the impact of the aforementioned cost reductions both in cost of sales and SG&A.

Corporate

Selling, General and Administrative Expenses:

SG&A costs totaled $817,944 for the quarter ended October 31, 2011 versus $478,204 for the corresponding period in the prior year. The increase of $339,740 is primarily due to the fact that we incurred approximately $230,000 in costs related to our pursuit of a potential merger which was never completed.  We also incurred additional fees at Corporate primarily due to the fact that we hired additional accounting and IT personnel as necessary to develop Gulf.  Expenses for this segment also include all costs associated with corporate overhead, including accounting, legal, corporate governance and other related costs involved in being a publicly traded company.

Comparison of the six months ended October 31, 2011 to the six months ended October 31, 2010

Marketing services

Revenues and Gross profit:

Our marketing services segment had revenues totaling $2,704,500 for the six month period ended October 31, 2011 as compared to $2,458,385 for the six month period ended October 31, 2010. This increase is due to the addition of revenues from search engine optimization and site leases at our Gulf division.

For the same reasons, gross profit at our marketing services segment increased for the six months ended October 31, 2011 to $1,584,392 from $1,180,700 for the six month period ended October 31, 2010. Gross profit as a percentage of revenue increased from 48.0% to 58.6% due to an increase in sales of Gulf’s higher margin products.

Selling, General and Administrative Expenses:

SG&A expenses totaled $1,390,384 for the six months ended October 31, 2011 as compared to $1,104,013 for the corresponding period in the prior year. The increase of $286,371 is primarily due to the aforementioned increase in personnel associated with our Gulf division which resulted in corresponding increases in headcount, rent and utilities.

Net Income

Net income totaled $77,009 for the six months ended October 31, 2011 as compared to net loss of $96,109 for the corresponding period in the prior year. The difference is primarily due to the margin increases at our Gulf division.  In addition, we recorded bad debt expense of $27,445 during the three month period ended July 31, 2010 related to problems associated with revenues from one customer.

Communications services

Revenues, Cost of Sales and Gross profit:

Our communications services segment had revenues totaling $3,151,231 for the six month period ended October 31, 2011 as compared to $3,369,511 for the three month period ended October 31, 2010. This decrease is primarily due to the fact that our two largest customers merged in the second half of calendar year 2009 and, accordingly, the Company experienced a reduction in roaming revenues.

For similar reasons, gross profit decreased for the six months ended October 31, 2011 to $2,690,918 from $2,704,034 for the corresponding period in the prior year. Gross profit as a percentage of revenue improved to 85.4% during the six months ended October 31, 2011 versus 80.3% during the corresponding period in the prior year primarily due to the implementation of new agreements with lower rates from the carriers who provide our network infrastructure.

Selling, General and Administrative Expenses:

SG&A expenses totaled $252,812 for the six months ended October 31, 2011 as compared to $1,209,712 for the corresponding period in the prior year. The substantial decrease of $956,900 is primarily due to non-recurring legal expenses which totaled $420,311 incurred during the six month period ended October 31, 2010.  We settled this lawsuit in March 2011 and, accordingly, are no longer incurring similar fees.  Absent legal expenses, the SG&A decrease is attributable primarily to staffing reductions and other cost saving measures enacted at our communications services segment during the year over year period.

Net Income

Net income totaled $798,419 for the six months ended October 31, 2011 as compared to net income of $549,107 for the corresponding period in the prior year. The increase of $249,312 is primarily due to the absence of non-recurring legal expenses which totaled $420,311 during the six month period ended October 31, 2010 which was offset, to some degree, by the fact that we received a favorable lawsuit settlement during the six month period ended October 31, 2010.

Corporate

Selling, General and Administrative Expenses:

SG&A expenses totaled $1,312,004 for the six month period ended October 31, 2011 versus $815,892 for the corresponding period in the prior year. The increase of $496,112 is primarily due to the fact that we incurred approximately $230,000 in costs related to our pursuit of a potential merger which was never completed.  We also incurred additional fees at Corporate primarily due to the fact that we hired additional accounting and IT personnel as necessary to develop Gulf.  Expenses for this segment also include all costs associated with corporate overhead, including accounting, legal, corporate governance and other related costs involved in being a publicly traded company.

Liquidity and Capital Resources

As of October 31, 2011, we had a working capital deficit of approximately $2.6 million and cash of $580,347. Our working capital deficit is primarily related to certain large accounts payable associated with our 2009 Woodland Acquisition as well as the short-term nature of selected tranches of the debt we issued in March 2011 when we recapitalized the Company. Our working capital deficit has decreased substantially from our October 31, 2010 period end deficit which totaled approximately $4.5 million. This improvement is due to the fact that, as a result of the March 2011 recapitalization, we extended the maturities of substantially all of our debt. We believe the cash flows from our existing operations will be adequate to manage our debt commitments and we have good relationships with the vendors associated with the large accounts payable who we continue to pay with excess cash flow. Management expects that its current cash and operational cash flow will be sufficient to meet our liquidity needs for the next year.

Our investing activity for the six month period ended October 31, 2011, consisted primarily of $14,601 of capital expenditures, primarily associated with the relocation of several of our facilities, including our home office.  Management believes the reduced rents in the new locations will more than offset the capital expenditures.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2011. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

Management’s Remediation Plan

Management determined that a material weakness existed due to an inability to appropriately segregate duties in the accounting department due to a lack of the number of personnel in the accounting department. The Company has replaced selected accounting personnel with more seasoned professionals, including additional certified public accountants, to help perform certain accounting and financial functions. In addition, management has included additional reviews and controls to mitigate the size of the accounting department and the overlap of responsibilities.  Management believes the foregoing efforts have effectively remediated this material weakness but the Company can give no assurance that the additional controls will be effective. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

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

10.1	Employment Agreement by and between Cornerworld Corporation and Marc Pickren dated September 13, 2011	w
10.2	Amendment, dated as of December 15, 2011, to Scott Beck employment agreement.	w(1)
10.3	Stock option, dated as of September 21, 2011, for Marc Pickren to purchase 250,000 shares of Common Stock	w(1)
31.1	Rule 13a-14(a) Certification by our chief executive officer	(1)
31.2	Rule 13a-14(a) Certification by our chief financial officer	(1)
32.1	Section 1350 Certification by our chief executive officer	(2)
32.2	Section 1350 Certification by our chief financial officer	(2)
101	Interactive Data Files of Financial Statements and Notes.	(3)

__________

(1)	Filed herewith.
(2)	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
(3)	Furnished (and not filed) herewith pursuant to Regulation S-T under the Exchange Act.
w	Management plan, compensatory arrangement or employment agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERWORLD CORPORATION

Registrant

December 20, 2011	/s/ V. Chase McCrea III

V. Chase McCrea III
Chief Financial Officer