Form 10-Q
period 2012-01-31
Cornerworld Corp
filed 2012-03-16
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2012

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

Yes ___  No   X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of March 14, 2012 was 147,547,607.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):	1

	Condensed Consolidated Balance Sheets as of January 31, 2012 and April 30, 2011	1

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended January 31, 2012 and 2011	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months Ended January 31, 2012	3

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended January 31, 2012 and 2011	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

3	Quantitative and Qualitative Disclosure about Market Risk	21

4	Controls and Procedures	21

	PART II. OTHER INFORMATION

1	Legal Proceedings	22

1A	Risk Factors	22

2	Unregistered Sales of Equity Securities and Use of Proceeds	22

3	Defaults Upon Senior Securities	22

4	[Removed and Reserved]	22

5	Other Information	22

6	Exhibits	23

	Signatures	23

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	January 31, 2012	April 30, 2011
	(unaudited)	(audited)
Assets
Current assets:
Cash	$727,327	$934,250
Accounts receivable (net of allowance for doubtful accounts of $139,528 and $48,936 at January 31, 2012 and April 30, 2011, respectively)	1,414,111	1,777,704
Prepaid expenses and other current assets	106,460	112,972
Total current assets	2,247,898	2,824,926

Property and equipment, net	172,707	478,536
Goodwill	2,136,836	2,136,836
Patent	6,361,127	7,529,498
Intangibles, net	—	111,104
Other assets	28,407	28,132
TOTAL ASSETS	$10,946,975	$13,109,032

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,117,240	$2,962,995
Accrued expenses	590,303	600,726
Notes payable, current portion, net of unamortized discount of $335,462 and $316,516 at January 31, 2012 and April 30, 2011, respectively	690,854	543,484
Notes payable related parties, current portion, net of unamortized discount of $241,125 and $402,824 at January 31, 2012 and April 30, 2011, respectively	887,310	1,444,145
Deferred revenue	516,498	460,415
Total current liabilities	4,802,205	6,011,765
Long-term liabilities:
Notes payable, net of current portion, net of unamortized discount of $615,832 and $880,916 at January 31, 2012 and April 30, 2011, respectively	5,750,462	5,059,084
Notes payable related parties, net of current portion, net of unamortized discount of $20,664 and $280,149 at January 31, 2012 and April 30, 2011, respectively	1,930,679	2,134,254
Other liabilities	726,835	642,899
Total liabilities	13,210,181	13,848,002

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 147,547,607 and 146,972,901 shares issued and outstanding, at January 31, 2012 and April 30, 2011	147,547	146,972
Additional paid-in capital	10,118,548	10,006,785
Retained earnings (accumulated deficit)	(12,529,301)	(10,892,727)
Total stockholders’ deficit	(2,263,206)	(738,970)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,946,975	$13,109,032

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2012	2011	2012	2011
Sales, net	$2,292,764	$2,939,351	$8,148,495	$8,767,247

Costs of goods sold	596,348	953,628	2,176,769	2,896,790

Gross profit	1,696,416	1,985,723	5,971,726	5,870,457

Expenses:
Selling, general and administrative expenses	1,320,049	1,759,891	4,275,249	4,888,723
Depreciation and amortization	489,163	569,546	1,584,919	1,701,729
Total Operating expenses	1,809,212	2,329,437	5,860,168	6,590,452
Operating income (loss)	(112,796)	(343,714)	111,558	(719,995)

Other income (expense), net:
Interest expense	(552,877)	(236,889)	(1,829,959)	(744,329)
Other income (expense), net	22,167	41,859	81,827	523,447
Total other expense, net	(530,710)	(195,030)	(1,748,132)	(220,882)
Loss before income taxes	(643,506)	(538,744)	(1,636,574)	(940,877)
Income taxes	—	—	—	—
Net loss	$(643,506)	$(538,744)	$(1,636,574)	$(940,877)

Basic and diluted loss per share	$0.00	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number shares outstanding	147,487,606	95,518,317	147,222,794	95,518,317

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Shares
	Shares	Amount
Balance, April 30, 2011	146,972,901	$146,972	$10,006,785	$(10,892,727)	$(738,970)
Stock-based compensation expense	—	—	112,338	—	112,338
Cash-less exercise of stock options and warrants	574,706	575	(575)	—	—
Net loss	—	—	—	(1,636,574)	(1,636,574)
Balance, January 31, 2012	147,547,607	$147,547	$10,118,548	$(12,529,301)	$(2,263,206)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months ended January 31,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(1,636,574)	$(940,877)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,584,919	1,701,729
Amortization of discount on debt	667,322	—
Provision for doubtful accounts	193,548	53,794
Stock-based compensation	112,338	112,124
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	170,045	243,096
Prepaid expenses and other current assets	6,512	59,106
Other assets	(275)	6,086
Accounts payable	(845,755)	(239,711)
Accrued expenses	52,077	243,572
Deferred revenue	56,083	335,610
Other liabilities	83,936	(77,394)
Net cash provided by operating activities	444,176	1,497,135
Cash Flows from Investing Activities
Proceeds from sale of fixed assets	17,400	—
Purchases of property and equipment	(17,015)	(91,221)
Net cash used in investing activities	385	(91,221)
Cash Flows from Financing Activities
Fees paid for debt issuance	(62,500)	—
Principal payments on related party notes payable	(195,489)	(980,000)
Payments on related party line of credit	—	(215,000)
Principal payments on debt	(393,495)	—
Net cash used in financing activities	(651,484)	(1,195,000)
Net increase (decrease) in cash	(206,923)	210,914
Cash at beginning of period	934,250	590,163
Cash at end of period	$727,327	$801,077
Cash paid for:
Interest	$1,047,938	$746,084
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Condensed Consolidated Financial Statements

January 31, 2012

(unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of January 31, 2012 and for the three and nine month periods ended January 31, 2012 and 2011 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and nine month periods ended January 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements as of and for the year ended April 30, 2011, as filed with the SEC on Form 10-K, and the unaudited interim condensed consolidated financial statements as of and for the periods ended July 31, 2011 and October 31, 2011, as filed with the SEC on Form 10-Q.

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

Enversa  is a technology-oriented direct response marketing company. Using its proprietary technology, Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa utilizes a pay-for-performance pricing model which is very appealing to clients because it ensures that they are billed solely for campaign performance. Enversa also operates several ad networks and a proprietary request for proposal (RFP) technology that highlights promotional offers from a variety of corporate clients.   Finally, Enversa’s Gulf Media Solutions, LLC (“Gulf”) and FrontPageLeases.com, LLC (“FPL”) subsidiaries, provide search engine optimization services (“SEO”), domain leasing and website management services on a recurring monthly basis to over 300 customers.

On February 23, 2009, the Company completed its acquisition (the “Woodland Acquisition”) of all of the issued and outstanding equity interests of each of Woodland Wireless Solutions, Ltd. (“Woodland Wireless”), West Michigan Co-Location Services, L.L.C. (“WMCLS”) and T2 TV, L.L.C. (“T2 TV”), and forty voting member units of S Squared, LLC, doing business in the state of Michigan as “Ranger Wireless LLC” (“Ranger”), through its newly-formed wholly-owned subsidiary, Woodland Holdings Corp. (“Woodland Holdings”), pursuant to the terms of a Stock Purchase Agreement, dated February 23, 2009 (the “Effective Date”), by and among Woodland Holdings, the Company, Ned B. Timmer (“Timmer”) and HCC Foundation (“HCC Foundation”). Immediately following the Woodland Acquisition, the forty voting member units of Ranger that were purchased by Woodland Holdings were contributed to Woodland Wireless and all other issued and outstanding voting member units of Ranger remained held by Woodland Wireless.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

As a result of the Woodland Acquisition, Ranger became a wholly-owned subsidiary of Woodland Wireless. In addition, pursuant to a Unit Purchase Agreement (the “Unit Purchase Agreement”) entered into on the Effective Date among Woodland Holdings, Phone Services and More, L.L.C., doing business as Visitatel (“PSM”), T2 Communications, L.L.C. (“T2 Communications”) and Timmer, Woodland Holdings agreed to purchase all of the outstanding voting member units of each of PSM and T2 Communications, for an aggregate purchase price of $300,000. Final consummation of the transactions contemplated by the Unit Purchase Agreement took place on March 30, 2011. Prior to March 30, 2011, the Company accounted for PSM and T2 Communications as Variable Interest Entities (“VIE’s”) and consolidated them for accounting purposes.

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

RANGER® is a shortcode application service provider to the wireless industry. The core service offered is 611 Roaming Service™, a patented application providing seamless means for connecting wireless subscribers to reach their home provider’s customer service call center while roaming on another provider’s network. Calls are sent to RANGER® for treatment from nearly 40 wireless providers throughout North America. On an annual basis, RANGER® processes approximately 14 million calls with an infrastructure capable of handling millions more. RANGER® also manages an online portal which allows carriers access to their monthly statements and reporting on call volume to and from their company.

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

2. Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to U.S. GAAP and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

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

At Enversa, revenue is recognized along with the related cost of revenue as leads are delivered. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Amounts billed to clients in advance of delivery of leads are classified under current liabilities as deferred revenue. At Gulf and FPL, revenue is recognized monthly as SEO services are provided or in the form of revenues from domain leases. Revenues from the sale of domains are recognized immediately.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired. No impairment charges have been recorded as of January 31, 2012.

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

3. Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following:

	January 31, 2012	April 30, 2011	Estimated Useful Life (Years)
Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3
	11,904,792	11,904,792
Accumulated amortization	(5,543,665)	(4,264,190)
	$6,361,127	$7,640,602

Amortization expense related to identifiable intangible assets totaled $389,457 and $472,791 for the three month periods ended January 31, 2012 and 2011, respectively, and $1,279,475 and $1,418,373 for the nine month periods ended January 31, 2012 and 2011, respectively.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Debt

	As of
	January 31, 2012	April 30, 2011
Long-term Debt
Notes payable to Emerald Crest Capital (the “Senior Lender”); the notes mature March 31, 2015. The interest rate was floating at LIBOR plus 12%; the notes’ floor utilizes a minimum LIBOR of 3%. At January 31, 2012 the total rate was 15%. These notes are collateralized by all assets of the Company.	$4,625,000	$5,000,000
Note payable to IU Holdings, LP; the note matures May 31, 2014. At January 31, 2012, the interest rate was 10%. This note is collateralized by all assets of the Company other than the Ranger patent. See also note 8, Related Party Transactions.	1,500,000	1,500,000
Note payable to IU Investments, LLC, due March 31, 2016. At January 31, 2012, the interest rate was 10%. These notes are collateralized by all assets of the Company other than the Ranger patent. See also note 8, Related Party Transactions.	527,915	610,166
Notes payable to Internet University, Inc. and the other selling members of Enversa; the notes mature March 31, 2016. At January 31, 2012 the interest rate was 10%. These notes are collateralized by all assets of the Company other than the Ranger patent. See also note 8, Related Party Transactions.	1,364,199	1,364,199
Note payable to Internet University, Inc.; the note matures March 31, 2013. At January 31, 2012, the interest rate was 10%. This note is collateralized by all assets of the Company other than the Ranger patent. See also note 8, Related Party Transactions.	300,000	375,000
Note payable to Timmer; the note matures April 30, 2016. At January 31, 2012, the interest rate was 10%. This note is collateralized by all assets of Woodland Holdings, Corp., including the Ranger patent.	1,800,000	1,800,000
Note payable to Scott Beck; the note matures September 30, 2014. At January 31, 2012, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	338,958	377,196
Note payable to Kelly Larabee Morlan; the note matures January 31, 2013. At January 31, 2012, the interest rate was 10%. This note is not collateralized.	16,316	34,811
Total debt	10,472,388	11,061,372
Less current portion of long-term debt	(2,154,751)	(2,706,973)
Non-current portion of long-term debt	$8,317,637	$8,354,399

On March 29, 2011, the Company also entered into a warrant purchase agreement with the Senior Lender.  Pursuant to the warrant purchase agreement, the Company issued the Senior Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Senior Lender may purchase up to 8,762,008 shares of the Company’s common stock for an aggregate price of $100.  The Warrant has a 5 year term and contains certain put and call provisions.  The Warrant is not exercisable prior to March 30, 2014.  Using the Black-Scholes model, the original value of the Warrant issued to the Senior Lender was less than the net present value of the minimum $1,000,000 cash value of the warrants. Therefore, the net present value of $1,000,000, totaling $726,835 was recorded as a loan discount, which is being amortized to earnings as additional interest expense over the remaining term of the loan.  The Warrant is revalued at each reporting date, and adjusted to earnings. In addition, other loan fees of $717,569 were incurred from the issuance of 75,104,584 shares of the Company’s stock, $512,750 was paid or accrued, and $52,467 was incurred from the grant of additional warrants during March 2011. These fees are being amortized to earnings as additional interest over the remaining term of the loans. The unamortized balance of these deferred costs was $1,213,083 and $1,880,406 at January 31, 2012 and April 30, 2011, respectively, and is reflected as a loan discount to the outstanding balance of $10,472,388 and $11,061,372 at January 31, 2012 and April 30, 2011, respectively.

The notes payable to the Senior Lender include certain restrictive covenants with respect to the Company’s earnings, leverage and accounts payable. As of January 31, 2012, the Company believes it was in compliance with all restrictive covenants.

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

Any option granted to an employee pursuant to the Incentive Stock Plan of the Company shall become exercisable over a period of no longer than 5 years, and no less than 20% of the shares covered thereby shall become exercisable annually. Twenty of shares vest annually beginning on the first anniversary of the grant. The options expire 10 years from the grant date.

The Company issued 1,030,000 stock options at a weighted average exercise price of $0.30 per share pursuant to this plan during the nine months ended January 31, 2012.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

The Company issued no stock options pursuant to the Compensation Plan during the nine months ended January 31, 2012.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	January 31, 2012
	Shares Reserved for Grant	Awards Available for Grant
Incentive Stock Plan	4,000,000	1,995,000
Stock Compensation Plan	4,000,000	3,075,000
	8,000,000	5,070,000

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

	For the three month periods ended January 31		For the nine month periods ended January 31
	2012	2011	2012	2011
Expected term (in years)	—	5.0	5.0	5.0
Expected volatility	—	99.1%	99.1%	99.1%
Risk-free interest rate	—	2.3%	1.0%	2.3%
Dividend yield	—	0.0%	0.0%	0.0%

A summary of activity under the Company’s stock plans and changes during the period ended January 31, 2012 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at May 1, 2011	2,520,000	$0.35	3.36	$0
Issued	1,030,000	$0.30	5.00	$0
Cancelled/forfeited	(560,179)	0.20
Exercised	(59,821)	0.20
Outstanding at January 31, 2012	2,930,000	$0.35	3.23	$42,400
Options vested and expected to vest*	2,860,000	$0.35	2.99	$21,000
Options exercisable at end of period	1,275,000	$0.41	2.02	$21,000

*	Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.

For the three month periods ended January 31, 2012 and 2011, the Company recognized $37,446 and $37,497 of stock-based compensation expense, respectively, and for the nine month periods ended January 31, 2012 and 2011, the Company recognized $112,338 and $112,124 of stock-based compensation expense, respectively. As of January 31, 2012 there was $345,297 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.23 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended January 31, 2012
Revenue	$934,868	$1,357,896	$—	$2,292,764
Income (loss) from continuing operations before tax	(86,768)	241,557	(798,295)	(643,506)
Net (loss) income	(86,768)	241,557	(798,295)	(643,506)
Total assets	721,202	9,481,444	744,329	10,946,975
Intangibles	—	6,361,127	—	6,361,127
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	1,545	475,250	12,368	489,163

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended January 31, 2011
Revenue	$1,494,089	$1,445,262	$—	$2,939,351
Income (loss) from continuing operations before tax	(54,036)	51,339	(536,047)	(538,744)
Net (loss) income	(54,036)	51,339	(536,047)	(538,744)
Total assets	1,222,720	11,292,608	646,437	13,161,765
Intangibles	194,438	7,918,955	—	8,113,393
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	84,087	475,547	9,912	569,546

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Nine Months Ended January 31, 2012
Revenue	$3,639,368	$4,509,127	$—	$8,148,495
Income (loss) from continuing operations before tax	(9,759)	1,039,976	(2,666,791)	(1,636,574)
Net (loss) income	(9,759)	1,039,976	(2,666,791)	(1,636,574)
Total assets	721,202	9,481,444	744,329	10,946,975
Intangibles	—	6,361,127	—	6,361,127
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	115,558	1,424,407	44,954	1,584,919

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Nine Months Ended January 31, 2011
Revenue	$3,952,474	$4,814,773	$—	$8,767,247
Income (loss) from continuing operations before tax	(149,410)	600,451	(1,391,918)	(940,877)
Net (loss) income	(149,410)	600,451	(1,391,918)	(940,877)
Total assets	1,222,720	11,292,608	646,437	13,161,765
Intangibles	194,438	7,918,955	—	8,113,393
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	252,453	1,423,391	25,885	1,701,729

There were no intersegment sales. All of the Company’s business activities are conducted within the geographic boundaries of the United States.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

8. Related Party Transactions

The Company’s subsidiary Enversa receives administrative support, including human resources and payroll services, from Internet University, Inc. (“Internet University”), which was one of the three former members of Leadstream (Enversa’s predecessor by merger).  Internet University is the beneficial owner of approximately 13.9% of the Company’s common stock.  A member of our board of directors, Marc Blumberg, is a shareholder of Internet University and serves as its president.  Enversa’s expenses for administrative support totaled less than $20,000 for the nine month period ended January 31, 2012.

As part of the August 27, 2008 Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Mr. Blumberg and Mr. Pickren (collectively, the “Enversa Sellers”).    Mr. Pickren is the President of the Company.  On March 30, 2011, the Company entered into amendments to its promissory notes with the Enversa Sellers (collectively the “Tier 4 Junior Notes”) which revised the repayment schedules of the Tier 4 Junior Notes such that principal payments would be payable annually beginning on August 31, 2012 until such time as the Tier 4 Junior Notes mature on March 31, 2016. Interest payments are payable monthly at a revised rate of 10% per annum but can be accrued at the Company’s election. The Company recorded interest of $127,983 and $33,097 on the Tier 4 Junior Notes during the nine month periods ended January 31, 2012 and 2011, respectively.  The balance of the facility totaled $1,364,199 at January 31, 2012.

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC pursuant to a promissory note (the “IUI Note”). IU Investments LLC is an entity owned by the parents of the Company’s Chief Executive Officer. The Company has amended the IUI Note several times and expects it to be paid in full on March 31, 2016. Interest payments are payable monthly at a rate of 10% per annum but can be accrued at the Company’s election.   The Company recorded interest of $41,875 and $53,637 on this facility during the nine month periods ended January 31, 2012 and 2011, respectively.   The balance of IUI Note totaled $527,915 at January 31, 2012.

On March 30, 2011, the Company borrowed $1,500,000 from IU Holdings, LP (“IUH”) pursuant to a subordinated promissory note (the “Tier 2 Junior Note”). IUH is a partnership whose limited partners include the parents of the Company’s Chief Executive Officer.   Steve Toback, the uncle of the Company’s Chief Executive Officer, serves as the manager of IU Holdings GP, LLC, which is the general partner of IUH.  Principal under the Tier 2 Junior Note is payable in quarterly installments of $187,500  commencing on August 31, 2012 until such time as the Tier 2 Junior Note matures on May 31, 2014.  Interest on the outstanding principal amount under the Tier 2 Junior Note is payable monthly in arrears at a rate of 10% per annum but can be accrued at the Company’s election.  As additional consideration to induce IUH to provide financing pursuant to Tier 2 Junior Note, the Company issued the Tier 2 Junior Lender, 48,414,132 shares of common stock to IUH.  The Company paid approximately $123,534 in interest to IUH, during the nine month period ended January 31, 2012.  The balance of this Tier 5 Junior Note totaled $1,500,000 at January 31, 2012.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University.  Principal under the Tier 5 Junior Note is payable in monthly installments of $25,000  commencing on April 30, 2011 until such point as the Tier 5 Junior Note matures on March 31, 2013.  Interest on the outstanding principal amount under the Tier 5 Junior Note is payable monthly in arrears at a rate of 10% per annum but can be accrued at the Company’s election.  As additional consideration to induce the Tier 5 Junior Lender to enter into this Promissory Note, the Company issued the Tier 5 Junior Lender, 12,910,435 shares of common stock.  The Company recorded interest of $29,630 on Tier 5 Junior Note during the nine month period ended January 31, 2012.  The balance of this note totaled $300,000 at January 31, 2012.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Tier 7 Junior Note is payable in monthly installments of $12,746  commencing on April 30, 2011 until such time as the Tier 7 Junior Note matures on September 30, 2014.  Interest on the outstanding principal amount under the Tier 7 Junior Note is payable monthly in arrears at a rate of 10% per annum but can be accrued at the Company’s election.  As additional consideration to induce Mr. Beck to provide financing pursuant to the Tier 7 Junior Note, the Company issued 12,585,802 shares of common stock to Mr. Beck.  The Tier 7 Junior Note consists primarily of prior accounts payable.  The Company recorded interest of $26,273 on the Tier 7 Junior Note during the nine month period ended January 31, 2012.  The balance of the Tier 7 Junior Note totaled $338,958 at January 31, 2012.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

On March 30, 2011, the Company entered into an unsecured $37,976 promissory note (the “Tier 8 Junior Note”) with Kelly Larabee Morlan the Company’s Secretary.  Principal under the Tier 8 Junior Note is payable in monthly installments of $3,165  commencing on April 30, 2011 until such time as the Tier 8 Junior Note matures on January 31, 2013. Interest on the outstanding principal amount under the Tier 8 Junior Note is payable monthly in arrears at a rate of 10% per annum but can be accrued at the Company’s election.  As additional consideration to induce Ms. Morlan to provide financing pursuant to the Tier 8 Junior Note, the Company issued 1,194,215 shares of common stock to Ms. Morlan.  The Tier 8 Junior Note is unsecured.  The Company recorded interest of $1,997 on this facility during the three month period ended January 31, 2012.  The balance of this note totaled $16,316 at January 31, 2012.

The Company is a party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters. The limited partners 13101 Preston Road, LP are trusts created by the father of the Company’s Chief Executive Officer, who may be a beneficiary of one of the trusts. ,.  The lease has a 5-year term, which commenced on February 1, 2011, and provides for minimum annual rentals of $148,464 in year one, $153,660 in year two, $159,038 in year three, $164,605 in year four and $170,366 in year five.  During the nine- month period ended January 31, 2012, the Company paid $151,208 in rent as a result of this lease.

9. Subsequent Events

On February 2, 2012, the Company entered into Amendment No. 3 (“IUH Amendment No. 3”) to the IUH Note.  IUH Amendment No. 3 revised the repayment schedule of the IUH Note such that principal payments were deferred by six months.  They will resume on August 31, 2012 and continue through May 31, 2014, after which point the IUH Note will be paid in its entirety.  In addition, IUH Amendment No. 3 provided that interest payments could either be cash settled at the end of each month or accrued and paid at a date of the Company’s choosing; interest would accrue on any interest payment the Company chose to defer. All other terms remained unchanged.

On February 2, 2012, the Company entered into Amendment No. 5 (“IUI Amendment No. 5”) to the IUI Note.  IUI Amendment No. 5 revised the repayment schedule of the IUI Note such that principal payments were deferred by six months.  They will resume with a $191,919 balloon payment on August 31, 2012 and continue through March 31, 2016, after which the IUI Note will be paid in its entirety.  In addition, IUI Amendment No. 5 provided that interest payments could either be cash settled at the end of each month or accrued and paid at a date of the Company’s choosing; interest would accrue on any interest payment the Company chose to defer. All other terms remained unchanged.

On February 2, 2012, the Company entered into Amendment No. 4 (“Enversa Amendment No. 4”) to the Tier 4 Junior Notes.  Enversa Amendment No. 4 provided that principal payments on the Tier 4 Junior Notes would be deferred by 6 months, after which they would continue to be made annually in March until their maturities on March 31, 2016.  In addition, Enversa Amendment No. 4 provided that interest payments on the Tier Four Junior Notes could be either cash settled at the end of each month or accrued and paid at a date of the Company’s choosing; interest would accrue on any interest payment the Company chose to defer.  All other terms remained unchanged.

On February 2, 2012, the Company entered into Amendment No. 2 (“IU Amendment No. 2”) to the Tier 5 Junior Note.  IU Amendment No. 2 revised the repayment schedule of the Tier 5 Junior Note such that principal payments were deferred by two months.  They will resume on April 30, 2012 and continue through March 31, 2013, after which the Tier 5 Junior Note will be paid in its entirety.  In addition, IU Amendment No. 2 provided that interest payments could either be cash settled at the end of each month or accrued and paid at a date of the Company’s choosing; interest would accrue on any interest payment the Company chose to defer. All other terms remained unchanged.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

On February 2, 2012, the Company entered into Amendment No. 2 (“Beck Amendment No. 2”) to the Tier 7 Junior Note.  Beck Amendment No. revised the repayment schedule of the Tier 7 Junior Note such that principal payments were deferred by six months.  They will resume on August 31, 2012 and continue through September 30, 2014, after which point the Tier 7 Junior Note will be paid in its entirety.  In addition, Beck Amendment No. 2 provided that interest payments could either be cash settled at the end of each month or accrued and paid at a date of the Company’s choosing; interest would accrue on any interest payment the Company chose to defer.

On February 2, 2012, the Company entered into Amendment No. 2 (“Larabee Amendment No. 2”) to  the Tier 8 Junior Note.  Larabee Amendment No. 2 revised the repayment schedule of the Tier 8 Junior Note such that principal payments were deferred by six months.  They will resume on August 31, 2012 and continue through January 31, 2013, after which point the Tier 8 Junior Note will be paid in its entirety.  In addition, Larabee Amendment No. 2 provided that interest payments could either be cash settled at the end of each month or accrued and paid at a date of the Company’s choosing; interest would accrue on any interest payment the Company chose to defer. All other terms remained unchanged.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CornerWorld Corporation (hereinafter referred to as “CornerWorld,” the “Company,” “we,” “our,” or “us”) is a marketing services and technology services company building services for the increased accessibility of content across mobile, television and Internet platforms. Our key asset is a patented 611 Roaming Service™ from RANGER Wireless Solutions®, which generates revenue by processing over 14 million calls per year from wireless customers and seamlessly connecting them to their service provider.

Nine months ended January 31, 2012 Highlights:

•	We paid down approximately $588,984 in principal on our outstanding debt.

•

After removal of non-cash amortization of loan discounts (interest expense) totaling $667,322, non-recurring expenses associated with our pursuit of a potential merger which was never completed totaling $228,390 and depreciation & amortization and stock-based compensation expense totaling $1,584,919 and $112,338, respectively, the Company’s pro-forma profit for the nine months ended January 31, 2012 would have totaled approximately $956,395. See the table that follows for more details. The Company expects to generate positive operating cash flows for the fiscal year ending April 30, 2012.

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

___________________________

1 This measure presented may not be comparable to similarly titled measures reported by other companies.

Reconciliation between GAAP Net Income and Adjusted Net Income:

	For the nine month period ended January 31, 2012	Per share data
Net loss	$(1,636,574)	$(0.01)

Non-cash, non-recurring charges:
Amortization of loan discounts (interest)	667,322	0.00
Non-recurring fees associated with aborted acquisition	228,390	0.00
Stock-based compensation	112,338	0.00
Depreciation and amortization	1,584,919	0.01
Total non-cash, non-recurring charges	2,592,969	0.01

Pro-forma net income	$956,395	$0.01
Weighted average common shares outstanding:
Basic and diluted	147,222,794	147, 222,794

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	The expected volatility of our common stock price, which we determine based on the historical volatility of comparable publicly traded companies;

(b)	Expected dividends (which do not apply, as we do not anticipate issuing dividends);

(c)	Expected life of the award, which is estimated based on the historical award exercise behavior of our employees; and

(d)	The risk-free interest rate which we determine based on the yield of a U.S. Treasury bond whose maturity period equals the options expected term.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the nine months ended January 31, 2012, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended January 31, 2012 to the three months ended January 31, 2011

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues and Gross profit:

Our marketing segment had revenues totaling $934,868 for the three month period ended January 31, 2012 as compared to $1,494,089 for the three month period ended January 31, 2011. This decrease is due to the loss of a significant enterprise client which was offset, to some degree, by the addition of revenues from search engine optimization and site leases at our FPL division.

As a result of selling the higher margin FPL products, gross profit at our marketing services segment decreased for the three months ended January 31, 2012 to $536,304 from $787,159 for the three month period ended January 31, 2011. Gross profit as a percentage of revenue increased from 52.7% to 57.4% due to the sale of higher margin products at our FPL division.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses totaled $621,527 for the three months ended January 31, 2012 as compared to $755,964 for the corresponding period in the prior year. The decrease of $134,437 is primarily due to decreases in headcount, rent and utilities made as a result of the loss of the significant enterprise client.

Net Loss:

Net loss totaled $86,768 for the three months ended January 31, 2012 as compared to net loss of $54,036 for the corresponding period in the prior year. The increase is primarily due to our aforementioned loss of the significant enterprise client.

Communications services

Our communications services segment consists of all the businesses acquired in the Woodland Acquisition.

Revenues and Gross profit:

Our communications services segment had revenues totaling $1,357,896 for the three month period ended January 31, 2012 as compared to $1,445,262 for the three month period ended January 31, 2011. This decrease is primarily due to the fact that, as our customers built out their networks, the Company experienced a reduction in roaming revenues.

Gross profit decreased for the three months ended January 31, 2012 to $1,160,112 from $1,198,564 for the three month period ended January 31, 2011 due to the decreased roaming revenues associated with our dial-611 business. Gross profit as a percentage of revenue increased substantially to 85.4% from 82.9% due to the implementation of new agreements with lower rates from the carriers who provide our network infrastructure.

Selling, General and Administrative Expenses:

SG&A expenses totaled $112,065 for the three months ended January 31, 2012 as compared to $498,655 for the corresponding period in the prior year. The decrease of $386,590 is primarily due to the absence of non-recurring legal expenses totaling $164,857 incurred during the three month period ended January 31, 2011 along with cost savings resulting from staff reductions, relocation of offices to cheaper space and other cost cutting measures.

Net Income:

Net income totaled $241,557 for the three months ended January 31, 2012 as compared to a net income of $51,339 for the corresponding period in the prior year. The increase of $190,218 is primarily due to the absence of non-recurring legal fees totaling $164,857 as well as the impact of the aforementioned cost reductions both in cost of sales and SG&A.

Corporate

Selling, General and Administrative Expenses:

SG&A costs totaled $586,457 for the three month period ended January 31, 2012 versus $505,272 for the corresponding period in the prior year. The increase of $81,185 is primarily due to the fact that we hired additional accounting and IT personnel to develop the infrastructure necessary to support our FPL division.  Expenses for this segment also include all costs associated with corporate overhead, including accounting, legal, corporate governance and other related costs involved in being a publicly traded company.

Comparison of the nine months ended January 31, 2012 to the nine months ended January 31, 2011

Marketing services

Revenues and Gross profit:

Our marketing services segment had revenues totaling $3,639,368 for the nine month period ended January 31, 2012 as compared to $3,952,474 for the nine month period ended January 31, 2011. This decrease is due to the loss of revenues from a significant enterprise account which was offset, to some degree, by revenues associated with search engine optimization and site leases at our FPL division.

For the same reasons, gross profit at our marketing services segment increased for the nine months ended January 31, 2012 to $2,120,696 from $1,967,859 for the nine month period ended January 31, 2011. Gross profit as a percentage of revenue increased from 58.3% to 49.8% due to an increase in sales of FPL’s higher margin products.

Selling, General and Administrative Expenses:

SG&A expenses totaled $2,011,911 for the nine months ended January 31, 2012 as compared to $1,859,192 for the corresponding period in the prior year. The increase of $152,719 is primarily due to the increase in personnel associated with our FPL division which resulted in corresponding increases in headcount, rent and utilities.

Net Loss

Net loss totaled $9,759 for the nine months ended January 31, 2012 as compared to net loss of $149,410 for the corresponding period in the prior year. The increase is primarily due to the margin increases realized at our FPL division as well as the fact that our customer list became fully amortized during the six month period ended October 31, 2011 and there was no earnings drag from customer list amortization during the final three months of the nine month period ended January 31, 2012.

Communications services

Revenues, Cost of Sales and Gross profit:

Our communications services segment had revenues totaling $4,509,127 for the nine month period ended January 31, 2012 as compared to $4,814,773 for the nine month period ended January 31, 2011. This decrease is primarily due to the fact that, as our customers built out their networks, the Company experienced a reduction in roaming revenues.

For similar reasons, gross profit decreased for the nine months ended January 31, 2012 to $3,851,030 from $3,902,598 for the corresponding period in the prior year. Gross profit as a percentage of revenue improved to 85.4% during the six months ended January 31, 2012 versus 81.1% during the corresponding period in the prior year primarily due to the implementation of new agreements with lower rates from the carriers who provide our network infrastructure.

Selling, General and Administrative Expenses:

SG&A expenses totaled $364,877 for the nine months ended January 31, 2012 as compared to $1,708,367 for the corresponding period in the prior year. The substantial decrease of $1,343,490 is primarily due to the absence of non-recurring legal expenses which totaled $591,423 incurred during the nine month period ended January 31, 2011.  We settled a lawsuit in March 2011 and, accordingly, are no longer incurring similar fees.  Absent legal expenses, the SG&A decrease is attributable primarily to staffing reductions, the relocation of an office and other cost saving measures enacted at our communications services segment during the year over year period.

Net Income

Net income totaled $1,039,976 for the nine months ended January 31, 2012 as compared to net income of $600,451 for the corresponding period in the prior year. The increase of $439,525 is primarily due to the absence of non-recurring legal expenses which totaled $591,423 during the nine month period ended January 31, 2012.

Corporate

Selling, General and Administrative Expenses:

SG&A expenses totaled $1,898,461 for the nine month period ended January 31, 2012 versus $1,321,164 for the corresponding period in the prior year. The increase of $577,297 is primarily due to the fact that we incurred approximately $230,000 in costs related to our pursuit of a potential merger which was never completed.  We also incurred additional fees at Corporate primarily due to the fact that we hired additional accounting and IT personnel to build out the infrastructure necessary to support our FPL division.  Expenses for this segment also include all costs associated with corporate overhead, including accounting, legal, corporate governance and other related costs involved in being a publicly traded company.

Liquidity and Capital Resources

As of January 31, 2012, we had a working capital deficit of approximately $2.6 million and cash of $727,327. Our working capital deficit is primarily related to certain large accounts payable associated with our 2009 Woodland Acquisition as well as the short-term nature of selected tranches of the debt we issued in March 2011 when we recapitalized the Company. Our working capital deficit has decreased substantially from our January 31, 2011 period end deficit which totaled approximately $5.1 million. This improvement is due to the fact that, as a result of the March 2011 recapitalization, we extended the maturities of substantially all of our debt. We believe the cash flows from our existing operations will be adequate to manage our debt commitments and we have good relationships with the vendors associated with the large accounts payable who we continue to pay with excess cash flow. Management expects that its current cash and operational cash flow will be sufficient to meet our liquidity needs for the next year.

Our investing activity for the nine month period ended January 31, 2012, consisted primarily of $17,015 of capital expenditures, primarily associated with the relocation of several of our facilities, including our home office.  Management believes the reduced rents in the new locations will more than offset the capital expenditures.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2012. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

CORNERWORLD CORPORATION
Registrant

March 16, 2012	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer