Form 10-K
period 2012-04-30
Cornerworld Corp
filed 2012-07-30
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended April 30, 2012
Or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number:  333-128614

CORNERWORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☐               Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐   No ☑

As of October 31, 2011, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.24 was approximately $35,411,426.  For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not intended as a conclusive determination for any other purpose. As of July 19, 2012, there were 147,547,607 shares of the registrant’s common stock outstanding.

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

The Company is a marketing and technology services company creating opportunities from the increased accessibility of content across mobile, television and internet platforms. Our key asset is the patented 611 Roaming ServiceTM from RANGER Wireless Solutions ®, which generates revenue by processing over 14 million calls from roaming wireless customers per year and seamlessly connecting them to their service provider.  The Company conducts its business through its main operating subsidiaries as described below.

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

RANGER®” Wireless LLC” (“Ranger”) is a shortcode application service provider to the wireless industry. The core service offered is 611 Roaming Service™, a patented application providing seamless means for connecting wireless subscribers to reach their home providers customer service call center while roaming on another provider’s network. Calls are sent to RANGER® for treatment from nearly 40 wireless providers throughout North America. For the fiscal year ended April 30, 2012, RANGER® processed approximately 11 million calls with an infrastructure capable of handling millions more. RANGER® also manages an online portal which allows carriers access to their monthly statements and reporting on call volume to and from their company.

T² Communications, LLC (“T²”)  is a provider of Internet Protocol Television (IPTV), Internet and VoIP services. T² delivers leading-edge technology to residential and business customers in Michigan. Offerings include: phone lines, Internet connections, long distance and toll-free services. T² is a Competitive Local Exchange Carrier (CLEC) that manages its own Fiber to the Premise (FTTP) network with a 10 gigabit backbone and up to 1 gigabit per second connections to end users.

Phone Services and More, LLC (“PSM”) holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes.

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

Employees

As of April 30, 2012, we had an aggregate of 27 full-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

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

The Company also maintains an office consisting of approximately 2,655 square feet of leased space in Holland, Michigan for all its Michigan operations. The lease agreement for this property expires January 31, 2013.

The Company also leases approximately 1,550 square feet in Houston, Texas; this lease is month to month and the Company may vacate these premises at any time.

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

ITEM 4. MINE SAFETY DISCLSOURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is currently traded on the OTCBB under the symbol “CWRL”.  The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.

	High	Low
2012
Quarter ended April 30, 2012	$0.20	$0.10
Quarter ended January 31, 2012	0.25	0.06
Quarter ended October 31, 2011	0.42	0.21
Quarter ended July 31, 2011	0.48	0.20

2011
Quarter ended April 30, 2011	$0.24	$0.02
Quarter ended January 31, 2011	0.04	0.02
Quarter ended October 31, 2010	0.04	0.02
Quarter ended July 31, 2010	0.02	0.02

As of July 20, 2012, there were approximately 229 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

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

Recent Issuances of Unregistered Stock

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements of operations data for the years ended April 30, 2012, 2011 and 2010 and the balance sheet data at April 30, 2012 and 2011 are derived from our audited financial statements which are included elsewhere in this Form 10-K.  The historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

For the Year Ended April 30:	2012	2011	2010	2009	2008

Revenue	$10,141,603	$11,761,553	$11,446,700	$3,940,672	$—
Costs of goods sold	2,598,967	3,952,158	3,601,914	1,574,859	—
Gross profit (loss)	7,542,636	7,809,395	7,844,786	2,365,813	—

Total operating expenses	(7,381,315)	(8,777,286)	(7,890,895)	(4,282,152)	(4,968,077)
Income (loss) from operations	161,321	(967,891)	(46,109)	(1,916,339)	(4,968,077)
Other (expense) income, net	(2,266,368)	(586,957)	(1,724,108)	(636,649)	(8,016)
Income taxes	—	—	—	(10,500)	—
Net loss	$(2,105,047)	$(1,554,848)	$(1,770,217)	$(2,563,488)	$(4,976,093)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.05)	$(0.07)

Shares used in calculation of loss per share:
Basic and diluted	147,324,142	99,888,432	88,490,098	52,745,577	66,768,133

Consolidated Balance Sheet Data:

	April 30,
	2012	2011	2010	2009	2008
Cash and cash equivalents	$890,415	$934,250	$590,163	$601,743	$45,164
Total assets	$10,384,652	$13,109,032	$14,923,441	$17,627,095	$298,293
Long-term obligations	$7,247,851	$7,836,237	$9,629,199	$10,825,000	$—
Total Shareholders’ equity (deficit)	$(2,685,503)	$(738,970)	$(1,502,318)	$16,624	$(131,184)

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

Originally a development stage company just over three years ago, the Company has completely evolved into a fully integrated telecommunications and marketing services company servicing approximately 40 cell phone carriers and over 300 marketing customers. Since completing the integration of our two segments, we have developed a consistent revenue stream and gross margins that support not only our administrative and operating costs but also produce the cash-flows necessary to service our financing commitments.

Our marketing services segment includes Enversa and all its subsidiaries. Enversa is an interactive media company with a focus in marketing that leverages its proprietary lead generation engine to garner qualified leads (consumers) for Fortune 1000 advertisers across social networking and niche based websites. In addition, Enversa, through its Gulf subsidiary, provides SEO services, domain leasing and website management services on a recurring monthly basis. We believe the marketing industry will continue to trend toward digital and social media as well as search engine optimization and we are attempting to position our marketing services segment to address the rapidly changing needs of our customers.

Our key asset in our communication services segment is a patented 611 Roaming Service™ from RANGER Wireless Solutions®, which generates revenue by processing approximately 11 million calls per year from wireless customers and seamlessly connecting them to their service provider. Though the mobile industry has experienced and continues to experience consolidation, our communication services segment revenues continue to remain stable. However, further consolidation in the mobile industry could adversely impact our roaming revenues.

Fiscal Year 2012 Highlights:

•	We continue to generate positive operating cash flow and paid down approximately $714,000 in principal on our outstanding debt.

•

After removal of non-cash amortization of loan discounts (interest expense) totaling $841,101, non-recurring expenses associated with our pursuit of a potential merger which was never completed totaling $228,390 and depreciation & amortization and stock-based compensation expenses totaling $2,024,538 and $158,514, respectively, the Company’s pro-forma profit for the year ended April 30, 2012 would have totaled approximately $1,147,496. See the table that follows for more details. The Company expects to generate positive operating cash flows for the fiscal year ending April 30, 2013.

We define “Adjusted Net Income1” as net loss after removal of non-cash charges including amortization of loan discounts (interest expense), depreciation, amortization of intangibles and stock-based compensation as well as certain non-recurring cash items such as legal fees and acquisition related fees. Management believes that pro-forma net income provides useful additional information concerning the Company’s potential profitability. However, Adjusted Net Income is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”). Accordingly, Adjusted Net Income should not be considered an alternative to net income as an indicator of operating performance. The table that follows provides a reconciliation between GAAP net income and Adjusted Net Income.

___________________________

1 This measure presented may not be comparable to similarly titled measures reported by other companies.

	April 30, 2012		April 30, 2011
	Total	Per share data	Total	Per share data
	(unaudited)		(unaudited)

Net Loss	$(2,105,047)	$(0.01)	$(1,554,848)	$(0.02)

Non-recurring cash charges:
Legal	—	—	944,012	0.01
Fees associated with acquisition	228,390	0.00	—	—

Non-cash charges:
Stock-based compensation	158,514	0.00	247,895	0.00
Amortization of loan discounts	841,101	0.01	—	—
Depreciation and amortization	2,024,538	0.01	2,277,309	0.02
Total non-cash charges	3,024,153	0.01	2,525,204	0.02

Pro-Forma Net Income	$1,147,496	$0.01	$1,914,368	$0.02
Weighted average common shares outstanding:
Basic and diluted	147,324,142		99,888,432

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on an estimate of buckets of customer accounts receivable, stratified by age, that, historically, have proven to be uncollectible; in addition, in certain cases, the allowance estimate is supplemented by specific identification of larger customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectability of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	The expected volatility of our common stock price, which we determine based on comparable companies;

(b)	Expected dividends (which do not apply, as we do not anticipate issuing dividends);

(c)	Expected life of the award, which is estimated based on the historical award exercise behavior of our employees; and

(d)	The risk-free interest rate which we determine based on the yield of a U.S. Treasury bond whose maturity period equals the options expected term.

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

Comparison of the year ended April 30, 2012 to the year ended April 30, 2011

Marketing services

Revenues and Gross profit:

Our marketing segment had revenues totaling $4,311,811 for the year ended April 30, 2012 as compared to $5,586,604 for the year ended April 30, 2011. This decrease is due to the loss of a significant enterprise client at the end of our second fiscal quarter.  Though the client and its related revenues have not been replaced, the decrease was offset, to some extent, by increases in our search engine optimization (“SEO”) and domain leasing businesses.

For the same reasons, gross profit at our marketing segment decreased for the year ended April 30, 2012 to $2,567,956 from $2,762,903 for the year ended April 30, 2011. Gross profit as a percentage of revenue increased from 59.6% to 46.9% due to a  higher percentage of marketing services revenues being derived from the sale of high-margin SEO services.

Selling, General and Administrative Expenses:

SG&A expenses totaled $2,552,170 for the year ended April 30, 2012 as compared to $2,567,996 for the year ended April 30, 2011. The decrease of $15,526 is primarily due to  reductions in headcount and the associated reductions in rent and utilities in response to the decrease in revenues.

Net Loss

Net loss totaled $104,303 for the year ended April 30, 2012 as compared to net loss of $152,647 for the year ended April 30, 2011. The improvement is primarily due to the fact that we fully amortized a customer list during our second fiscal quarter of the year ended April 30, 2012 and, accordingly, we no longer had the related amortization drag on net income.

Communications services

Revenues and Gross profit:

Our communications services segment had revenues totaling $5,829,792 for the year ended April 30, 2012 as compared to $6,174,949 for the year ended April 30, 2011. This decrease is primarily due the fact that, as more cellular carriers build out their networks, the amount of roaming customers utilizing our services decreases. With the failure of the merger of certain large telecom companies in the last twelve months, the Company believes that other mergers are unlikely and further revenue deterioration may, as a result, be mitigated.  The Company can make no guarantees that there will not be additional revenue declines in the future.

For the same reasons, gross profit decreased for the year ended April 30, 2012 to $4,974,680 from $5,046,492 for the year ended April 30, 2011. Gross profit as a percentage of revenue improved significantly to 85.3% during the year ended April 30, 2012 versus 81.7% during the prior year, primarily due to the initiation of significant cost savings measures related to the Company’s telecom infrastructure.

Selling, General and Administrative Expenses:

SG&A expenses totaled $437,574 for the year ended April 30, 2012 as compared to $2,056,569 for the year ended April 30, 2011. The decrease of $1,618,995 is primarily due to the absence litigation costs as well as due to significant costs savings initiatives including relocation of facilities and a reduction of headcount in the Communication services segment.

Net Income:

Net income totaled $1,344,736 for the year ended April 30, 2012 as compared to net income of $742,076 for the year ended April 30, 2011. The improvement of $602,660 is primarily due the aforementioned gross profit and SG&A cost savings initiatives.

Corporate

Selling, General and Administrative Expenses:

SG&A expenses totaled $2,367,033 for the year ended April 30, 2012 as compared to $1,875,412 for the year ended April 30, 2011. The increase of $491,621 was primarily associated with an increase of headcount at our corporate offices as well as the continual build-out of our corporate infrastructure.

Comparison of the year ended April 30, 2011 to the year ended April 30, 2010

Marketing services

Revenues and Gross profit:

Our marketing segment had revenues totaling $5,586,604 for the year ended April 30, 2011 as compared to $4,530,341 for the year ended April 30, 2010. This increase was due to the investment in our sales organization and in our search engine optimization (“SEO”) and performance marketing lines of business. The investment in the sales organization increased personnel focused on selling our services which, in turn, generated increases in revenues.

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

Selling, General and Administrative Expenses:

SG&A expenses totaled $2,567,996 for the year ended April 30, 2011 as compared to $1,587,388 for the year ended April 30, 2010. The increase of $980,608 was primarily due to the aforementioned investments in our sales force and SEO business which created corresponding increases in headcount, rent and utilities.

Net Loss

Net operating loss totaled $152,647 for the year ended April 30, 2011 as compared to net operating income of $100,946 for the year ended April 30, 2010. The difference was primarily due to the SG&A increases associated with aforementioned investments in our sales force and SEO business which created corresponding increases in headcount, rent and utilities.  In addition, we recorded bad debt expense of $27,445 during the three month period ended July 31, 2010 related to problems associated with revenues from one customer.

Communications services

Revenues and Gross profit:

Our communications services segment had revenues totaling $6,174,949 for the year ended April 30, 2011 as compared to $6,916,359 for the year ended April 30, 2010. This decrease was primarily due to the fact that our two largest customers merged in the second half of calendar year 2009 and, accordingly, the Company experienced a reduction in roaming revenues. Because the merger was completed in the second half of 2009, the Company believes the merger’s impact on revenues has been fully realized but can make no guarantees that there will not be additional revenue declines in the future.

For the same reasons, gross profit decreased for the year ended April 30, 2011 to $5,046,492 from $5,722,032 for the year ended April 30, 2010. Gross profit as a percentage of revenue decreased slightly to 81.7% during the year ended April 30, 2011 versus 82.7% during the prior year.

Selling, General and Administrative Expenses:

SG&A expenses totaled $2,056,569 for the year ended April 30, 2011 as compared to $2,437,699 for the year ended April 30, 2010. The decrease of $381,130 was primarily due to the reduction of headcount in the Communication services segment.

Net Income:

Net income totaled $742,076 for the year ended April 30, 2011 as compared to net income of $541,947 for the year ended April 30, 2010. The improvement of $200,129 was primarily due the fact that one of our subsidiaries received a favorable legal settlement during the year ended April 30, 2011 which totaled approximately $400,000.  In addition, interest expenses were down resulting from the pay down of debt.

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

Liquidity and Capital Resources

As of April 30, 2012, we had a working capital deficit of approximately $3.7 million and cash of $890,415. Our working capital deficit is primarily related to certain large accounts payable associated with our 2009 Woodland Acquisition as well as the short-term nature of selected tranches of the debt we issued in March 2011 when we recapitalized the Company. We believe the cash flows from our existing operations will be adequate to manage our debt commitments and we have good relationships with the vendors associated with the large accounts payable who we continue to pay with excess cash flow. Management expects that its current cash and operational cash flow will sustain the Company.

Our investing activity for the year ended April 30, 2012, consisted primarily of $19,451 of capital expenditures, primarily associated with the relocation of several of our facilities, including our home office.  Management believes the reduced rents in the new locations will more than offset the capital expenditures.

Our financing activities for the year ended April 30, 2012 included repayment of approximately $776,000 in debt and related finance fees.

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

Contractual Obligations

The following table presents our contractual obligations as of April 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Notes payable to related parties	$4,031,072	$1,789,209	$2,241,863	$—	$—
Notes payable	6,316,316	1,536,316	4,780,000	—	—
Operating and capital leases	576,133	115,559	460,574	—	—
Total	$10,923,521	$3,441,084	$7,482,437	$—	$—

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Inflation

We believe that, for the year ended April 30, 2012, inflation has not had a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and supplementary data are included in pages F-2 through F-24 of this Annual Report on Form 10-K.

Quarterly Results of Operation (Unaudited)

The following table presents the Company’s unaudited quarterly statements of operations for each of the eight quarters in the two-year period ended April 30, 2012. The information in the table should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained elsewhere in this report. The underlying unaudited financial statements are prepared on the same basis as the audited consolidated financial statements included in this report, which include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for the fair presentation of the Company’s financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future periods.

	Three Months Ended
	July 31, 2010	October 31, 2010	January 31, 2011	April 30, 2011	July 31, 2011	October 31, 2011	January 31, 2012	April 30, 2012
Net sales	$2,877,603	$2,950,294	$2,939,351	$2,994,305	$2,941,673	$2,914,058	$2,292,764	$1,993,108
Cost of Sales	1,028,384	914,778	953,628	1,055,368	851,497	728,924	596,348	422,198
Gross profit	1,849,219	2,035,516	1,985,723	1,938,937	2,090,176	2,185,134	1,696,416	1,570,910
Selling, general and administrative expenses	1,421,404	1,708,213	1,759,891	1,610,469	1,336,011	1,619,189	1,320,049	1,081,528
Depreciation and amortization	568,000	564,183	569,546	575,580	577,251	518,505	489,163	439,619
Operating Income (loss)	(140,185)	(236,880)	(343,714)	(247,112)	176,914	47,440	(112,796)	49,763
Other income (expense), net	158,929	(184,721)	(195,030)	(366,135)	(698,574)	(518,848)	(530,710)	(518,236)
Loss before income taxes	18,744	(421,601)	(538,744)	(613,247)	(521,660)	(471,408)	(643,506)	(468,473)
Income tax expense	—	—	—	—	—	—	—	—
Net loss	$18,744	$(421,601)	$(538,744)	$(613,247)	$(521,660)	$(471,408)	$(643,506)	$(468,473)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$0.01)	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding:
Basic and diluted	95,518,317	95,518,317	95,518,317	113,440,700	146,972,901	147,207,875	147,487,606	147,547,607

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

The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2012. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

As of April 30, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2012, as a result of the identification of the material weakness described below.

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

Management’s Remediation Plan

Management determined that a material weakness existed due to an inability to appropriately segregate duties in the Company’s accounting department due to its small size.  The Company has replaced selected accounting personnel with more seasoned professionals, including additional certified public accountants, to help perform certain accounting functions and also has included additional reviews to mitigate the size of the accounting department and the overlap of responsibilities.  Management believes the foregoing efforts will effectively remediate this material weakness but the Company can give no assurance that the additional controls will be effective. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of CornerWorld was held on March 22, 2012. The holders of 120,093,857 shares of common stock, 81.4% of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy, and this amount represented a quorum. At the meeting, three proposals were submitted to CornerWorld’s stockholders, as more fully described in CornerWorld’s proxy statement filed with the Securities and Exchange Commission on January 26, 2012 (“Proxy Statement”). The final voting results for each proposal are set forth below:

Proposal 1

The individuals named below were elected as Directors of the Company:

Individual	For	Withheld	Broker Non-Votes
Scott N. Beck	115,419,203	111,000	4,563,654
Marc Blumberg	115,419,203	111,000	4,563,654

Proposal 2

To ratify the selection of Schumacher and Associates, Inc. as the Company’s registered public independent accountants for the year ended April 30, 2012:

For	Against	Abstain
120,079,257	14,600	4,563,654

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company currently has 2 Directors. The term of each Director expires at the Company’s annual meeting each year. The persons whose names are listed below will serve until the Annual Meeting in 2012 or until his successor has been elected and qualified.  Our Board of Directors is not currently divided into classes.

Name of Director	Age	Positions with CornerWorld Since
Scott N. Beck	38	Chief Executive Officer, Chairman and Director, 2007
Marc Blumberg	39	Director, 2008

Scott N. Beck was appointed Chairman and Chief Executive Officer of CornerWorld after founding CornerWorld in 2007.  Prior to founding CornerWorld, from 2004 to present, Mr. Beck has served as Chairman and President of Beck Ventures, a venture capital firm that he founded.  Prior to founding Beck Ventures, Mr. Beck worked as an Associate Vice-President at JP Morgan Chase and Co’s Lab Morgan where he focused on new business formation and corporate strategy for the bank globally. Prior to joining JP Morgan Chase, Mr. Beck was a member of SG Cowen’s leveraged Finance Group, where he provided support to clients who access the high yield and leveraged finance capital markets. Preceding SG, Mr. Beck was a senior auditor at Ernst and Young LLP. Mr. Beck received a Masters of Accounting from the Kozmetsky School of Business at the University of Texas at Austin where he completed his B.B.A. Mr. Beck is a member of the Board of Directors of United Texas Bank and is President of Beck Properties Trophy Club. The Board of Directors has determined that Mr. Beck’s prior experience working as an investment banker on Wall Street with both high-tech and public companies make him uniquely qualified to serve as the chairman of CornerWorld.

Marc Blumberg was appointed Director subsequent to CornerWorld’s August 27, 2008 acquisition of Enversa Companies LLC (“Enversa”).  Mr. Blumberg has been with imc2 since 1997 and currently serves as their President. He leads their clients in developing innovative and effective marketing strategies.  Mr. Blumberg helped build the company from six to a staff of over 500 people providing services to Procter & Gamble, The Coca-Cola Company, and GlaxoSmithKline. Before joining imc2, Mr. Blumberg was a strategy consultant for Gemini Consulting’s MAC Group and for the New England Consulting Group. Mr. Blumberg has spent his professional career consulting with FORTUNE 500 companies. He holds a Bachelor of Science in Economics from the University of Pennsylvania’s Wharton School of Business. The Board of Directors has determined that Mr. Blumberg’s joint experience with imc2 and serving as a consultant to FORTUNE 500 companies adequately qualifies him to serve on the Board of Directors.

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

Additional Executive Officers

Marc Pickren, age 41, has served as our President since his appointment on May 9, 2011.  Prior to his appointment as President of CornerWorld, he served at the Company’s Chief Marketing Officer and as President of the Company’s Enversa division, which he co-founded with Marc Blumberg.  He is responsible for strategic vision, process architecture, and sales and marketing.  Before founding Enversa, Mr. Pickren spent nearly three years with J. Walter Thompson as a partner in their Government and Direct-Response Practice where he directed a worldwide team of account managers and online strategists. Prior to J. Walter Thompson, Mr. Pickren was with TMP Worldwide/Monster.com, where he helped the private yellow pages agency grow to a leading public Internet media concern that would become one of the most successful public offerings of the late 1990’s.

V. Chase McCrea III, age 44, has served as our Chief Financial Officer since his appointment September 18, 2009.  Mr. McCrea is a CPA with over 18 years of experience working with and for public companies serving in a variety of capacities.  Until July 2007, Mr. McCrea had served as the Interim Chief Financial Officer and Vice President of Finance of Home Solutions of America, Inc., a publicly traded construction concern. Prior to that, he worked as the Director of Finance for Penson Worldwide, Inc., an international securities clearing firm dating to the summer of 2006, and also as a Manager of SEC Reporting for chemical giant Celanese dating to the summer of 2005. For several years prior to 2005 Mr. McCrea had served as the Director of SEC Reporting for technology company DG Systems (the predecessor company to DG/FastChannel, Inc.) as well as serving as the Director of Finance for approximately five years for a telecommunications provider. Mr. McCrea’s experience includes over eight years working for Big Four accounting firms, where he attained the level of assurance manager. Mr. McCrea holds a Bachelor’s of Science in Accounting from the highly regarded accounting school at the University of Southern California. The Board of Directors has determined that Mr. McCrea’s experience working with and for publicly traded companies adequately qualifies him to serve as Chief Financial Officer.

Code of ethics

As of April 30, 2012, our Board of Directors has not adopted a code of ethics because of the small number of persons involved in the management of the Company.

Director Independence

Our common stock is currently quoted on the OTCBB and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 5605(a)(2) of the Nasdaq Marketplace Rules. The Company currently does not have an independent director.

Board meetings

The Board of Directors held one meeting during the fiscal year ended April 30, 2012.  Mr. Beck and Mr. Blumberg attended the meeting.  Directors receive no compensation for meeting attendance.

Board committees

We do not have an audit, nominating or compensation committee. Due to the small size of the Board of Directors, at this time we do not intend, to establish either an audit committee or a compensation committee of our Board of Directors. When we do ultimately establish these committees, we envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

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

Name and principal position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e) (1)	Option Awards ($)(f)(2)	All Other Compensation ($)(i)	Total ($)(j)
Scott N. Beck, Chairman of the Board of Directors, Chief Executive Officer	2012	250,000	—	—	—	—	250,000
	2011	250,000	65,470(3)	107,662	—	—	423,132
	2010	250,000	134,375	—	—	—	384,375

Marc A. Pickren, President, previously Chief Marketing Officer	2012	216,250	45,000	—	35,000	—	296,250
	2011	200,000	55,000(5)	40,633	—	—	295,633
	2010	200,000	72,157	—	6,995	—	279,152

V. Chase McCrea III, Chief Financial Officer	2012	165,000	35,000(6)	—	—	—	200,000
	2011	156,250	39,376	25,633	6,800	—	228,589
	2010	109,598(4)	13,000	—	8,500	—	131,098

(1)

The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with ASC Topic 718 (formerly FAS 123[R]) of stock awards granted to each named executive officer, and therefore include amounts from awards granted in and prior to the applicable fiscal year. Assumptions used in the calculation of this amount are included in footnote 8 to the Company’s audited financial statements for the fiscal year ended April 30, 2012 included in this Annual Report on Form 10-K.

(2)

The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with ASC 718 with respect to outstanding stock options granted to each executive officer, whether granted in that fiscal year or in prior fiscal years. These balances have not been adjusted for the potential impact of estimated forfeitures. Assumptions used in the calculation of this amount are included in footnote 9 to the Company’s audited financial statements for the fiscal year ended April 30, 2012 included in this Annual Report on Form 10-K.

(3)	Mr. Beck’s bonus was accrued at April 30, 2011 and is payable in cash pursuant to a schedule provided in his employment agreement.

(4)	Amounts reported include salary and consulting compensation earned prior to Mr. McCrea being named Chief Financial Officer effective September 18, 2009.

(5)	A portion of Mr. Pickren’s bonus was cash settled prior to April 30, 2011 and a portion is payable in cash over the 6 month period following April 30, 2011.

(6)

Mr. McCrea’s bonus was accrued at April 30, 2012 and is payable in cash by August 31, 2012.  The discretionary portion of his bonus has not yet been determined but could include up to an additional $6,250.

Executive Employment Agreements

On July 28, 2011, the Company entered into an employment agreement with Mr. Beck, its Chairman and Chief Executive Officer. Pursuant to his employment agreement, Mr. Beck is paid an annual base salary of $400,000, an annual performance based cash bonus subject to the discretion of the Board of Directors, an annual warrant to purchase 1% of the then outstanding common shares of the Company, a bonus fee of 2% of all equity and debt raised during the time of his contract, a 3.50% fee for the transaction value of all acquisitions as defined in his employment agreement, warrants equal to 3.25% of the equity issued pursuant to any debt and equity raised during the time of his employment agreement, a warrant equal to 3.25% of the transaction value of any equity issued in association with all acquisitions and the greater of 5% of fair market value or $5.0 million buyout fee in the case of a change in control; in addition, Mr. Beck’s employment agreement provides for an annual increase of Mr. Beck’s base salary by 5% every year during the term of the agreement. Mr. Beck’s employment agreement also provides that, if he is terminated without cause prior to the end of the employment agreement, he will be paid the full amount of his base salary for any days remaining in the full ten year term, the Company will purchase all equity instruments held by Mr. Beck and the Company will pay Mr. Beck $5.0 million within six months of his termination. Finally, Mr. Beck will receive 10% of amounts payable to the Company as a result of any patent infringement litigation. Mr. Beck’s employment agreement continues through July 27, 2021.

On July 27, 2012, the Company and Mr. Beck agreed to amend Mr. Beck’s employment agreement such that Mr. Beck’s annual salary would be reduced to $250,000 per year for the period from July 28, 2011 through April 30, 2013.  After that point, Mr. Beck’s salary would return to $400,000 per annum.  In addition, the amendment provided that Mr. Beck would not receive the annual warrant grant until July 28, 2013.

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

Mr. McCrea is employed subject to his employment agreement which became effective August 1, 2010. Pursuant to his employment agreement, Mr. McCrea is paid an annual base salary of $165,000 and a cash bonus equivalent up to 25% of his base salary. With respect to Mr. McCrea’s bonus, 33% is at the discretion of the Chief Executive Officer, 33% is payable to the extent the Company’s EBITDA exceeds $1.5 million and 33% if the Company completes its public filings in a timely manner. Mr. McCrea is also to be paid a severance equal to six months of his base salary should he be terminated without cause. Mr. McCrea’s employment agreement continues through July 31, 2012.  On July 27, 2012, the Company and Mr. McCrea agreed to amend Mr. McCrea’s employment agreement such Mr. McCrea’s agreement continues through July 31, 2014.  All other terms remain unchanged.

During the year ended April 30, 2012, there has been no occurrence of the re-pricing of an outstanding option or other equity-based award and no waiver or modification of any specified performance target with respect to any amount included in non-stock incentive plan compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information regarding stock option awards previously granted which were outstanding at April 30, 2012.

		Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (b)	Number of Securities Underlying Unexercised Unexercisable Options (c)	Equity Incentive Plan: Number of Securities Underlying Unexercised Unearned Options (d)	Weighted Average Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares of Units of Stock That Have Not Vested (g)	Market Value of Shares of Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (j)
Scott N. Beck	—	—	—	—	—	—	—	—	—
Marc Pickren	612,500	200,000	—	$0.42	8/26/13	—	—	—	—
V. Chase McCrea III	287,500	162,500	—	$0.20	10/12/15	—	—	—	—

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

The number of shares outstanding under the Company’s 2007 Incentive Stock Plan as of April 30, 2012 was 1,985,000.

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

As of April 30, 2012, 925,000 authorized shares under the Company’s 2007 Stock Compensation Plan had been granted.

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

c)	any vacation pay accrued but unpaid as of the Termination Date, payable in a single lump sum payment on the Termination Date; and

d)	the lump sum payment of Five Million Dollars ($5,000,000) paid in full on the six month anniversary date of the date of termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table on the following page sets forth, as of July 20, 2012 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s Directors, (iii) each of the executive officers and (iv) all current Directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. As of July 20, 2012, the Directors and executive officers of the Company held a total of 42,469,038 shares of Common Stock entitled to vote, representing 27.9% of the then outstanding shares of Common Stock.

Beneficial Owner	Amount of Common Stock Beneficially Owned as of April 30, 2012 (1)	Percentage of Common Stock Outstanding (1)

Executive Officers and Directors (2)
Scott Beck (3)	29,051,038	19.5%
Marc Blumberg (4), (7)	4,160,000	2.8%
Marc Pickren (5)	5,970,500	4.0%
V. Chase McCrea III (6)	3,287,500	2.2%
All executive officers and directors as a group (consisting of 4 individuals)	42,469,038	27.9%

Other 5% stockholders:
IU Holdings II, LP (8)	58,314,132	39.5%
Internet University, Inc. (7)	20,542,435	13.9%
Total Executive Officers, Directors and Affiliates (2)	121,325,605	69.7%

(1)

The number of shares of Common Stock outstanding as of April 30, 2012 was 147,547,607. The number of beneficially owned shares includes shares issuable pursuant to stock options that may be exercised within sixty (60) days after April 30, 2012 as well as warrants that are immediately exercisable. In addition, the table contemplates the issuance of shares and warrants to certain individuals and entities as detailed in Item 10, “Recent Sales of Unregistered Securities”. At the time of this filing, all warrants had been issued but the share issuances had not yet been completed.

(2)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the officers and Directors named in the table have sole voting and investment power with respect to all shares of Common Stock. Unless otherwise indicated, the business address of each beneficial owner listed is 13101 Preston Road, Suite 100, Dallas, Texas 75240.

(3)	Includes 1,321,000 shares issuable upon exercise of warrants immediately exercisable as of April 30, 2012.

(4)

Includes 1,500,000 warrants to purchase common stock exercisable within sixty (60) days of April 30, 2012. In addition, the number includes 500,000 shares issuable upon exercise of stock options exercisable or that vest within 60 days of April 30, 2012.

(5)

Includes 500,000 warrants to purchase common stock exercisable within sixty (60) days of April 30, 2012. In addition, number includes 612,500 shares issuable upon exercise of stock options exercisable or that vest within 60 days of April 30, 2012.

(6)	Includes 287,500 shares issuable upon exercise of stock options exercisable or that vest within 60 days of April 30, 2012.

(7)	Mr. Blumberg is a shareholder and the President of Internet University, Inc. His business address and the business address of this entity is 12404 Park Central, Suite 400, Dallas, Texas 75251.

(8)	The business address of this entity is 5005 LBJ, Freeway, Suite 370 Occidental Tower Management, Dallas, TX 75244.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s Enversa division received administrative support from its former parent company, Internet University, Inc. (“Internet University”). Included in such administrative support are human resources, payroll, information technology and facilities services. Prior to moving on February 1, 2011, Enversa operated from office space provided by Internet University and utilized furniture and equipment provided by Internet University in such office space. The costs of such services have been billed to CornerWorld and are reflected in the income statements in the total amount of $253,999 and $256,862 for the years ended April 30, 2011 and 2010, respectively.  Enversa received no administrative support during the fiscal year ended April 30, 2012.

Additionally, for the period from August 2008 through April 30, 2011, all of CornerWorld’s and Enversa’s employees were leased to Enversa through a certain Transition Services Agreement between CornerWorld, Enversa, and Internet University, Inc. CornerWorld and Enversa employees were paid under the federal employer identification number and are included in the employee benefit programs, such as life, health and disability insurance and 401(k) of a subsidiary of Internet University. The selling, general and administrative expenses on the income statement reflects a total of $2,531,345 and $1,493,279 of actual salaries for CornerWorld’s corporate and Enversa personnel during the years ended April 30, 2011 and 2010, respectively, as well as an allocation of payroll taxes and employee benefits calculated at 15% of salary. Subsequent to April 30, 2011, all employees were paid under the Company’s federal employer identification number.

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was originally intended to expire on February 23, 2009. From time to time, Enversa and Internet University amended the line of credit, which extended the maturity date until December 31, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in CornerWorld’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that CornerWorld and Enversa receives or is at any time entitled to receive. There was no outstanding balance under the line of credit at April 30, 2012 and the Company no longer has access to the unused portion. The Company recognized interest expenses totaling $6,944 and $23,575 during the years ended April 30, 2011 and 2010, respectively, related to this line of credit.

As part of the Company’s acquisition of Enversa, the Company borrowed $1,500,000 from Internet University, Inc., Marc Blumberg and Marc Pickren (collectively, the “Enversa Sellers”).  Mr. Blumberg is a member of the Company’s Board of Director as well as the president of Internet University, Inc. and Mr. Pickren is the President of the Company.  On March 30, 2011, the Company entered into amendments to its promissory notes with the Enversa Sellers (collectively the “Tier 4 Junior Notes”). The amendments to the Tier 4 Junior Notes revised the repayment schedules of the Tier 4 Junior Notes such that principal payments would be payable annually beginning on March 31, 2012 until such time as the Tier 4 Junior Notes mature on March 31, 2016. On February 6, 2012, the Company amended the Tier 4 Junior Notes such that principal payments were deferred until August 31, 2012 and interest payments could be accrued at the choice of the Company.  Interest payments accrue at a revised rate of 10% per annum and interest accrues on any unpaid interest balance. The Company recorded interest of $161,999, $65,997 and $115,247 on these notes during the years ended April 30, 2012, 2011 and 2010, respectively.  The balance of these notes totaled $1,364,199 at April 30, 2012.

On February 23, 2009 the Company completed the acquisition of all of its Michigan-based operating divisions (the “Woodland Acquisition”). As a result of the Woodland Acquisition, the Company issued debt and equity securities to Mr. Ned Timmer (“Timmer”) who became a member of the Board of Directors and the President of the Company’s Woodland division. Timmer was the holder of a $4,200,000 secured debenture as well as a holder of the Company’s $3,100,000 purchase money note.  Both of these notes were settled as part of the February 3, 2011 settlement with Timmer as detailed below.

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. On March 30, 2011, the Company entered into Amendment No. 3 (“IU Amendment No. 3”) to its Promissory Note to IU Investments, LLC (the “Tier 3 Junior Note”).  IU Amendment No. 3 revised the repayment schedule of the Tier 3 Junior Note such that the Company will make principal payments totaling $27,417/month until February 28, 2012, after which time the Company will pay $67,200 annually beginning March 31, 2012 until such time as the Tier 3 Junior Note is paid in full on March 31, 2016. The Tier 3 Junior Note was amended on February 3, 2012 such that principal payments were deferred six months and interest payments will be payable at the choice of the Company at a rate of 10% per annum.  IU Investments, LLC is an entity owned by the parents of the Company’s Chief Executive Officer. The Company recorded interest of $55,073, $104,324 and $177,219 on this facility during the years ended April 30, 2012, 2011 and 2010, respectively. The balance of this note totaled $527,915 at April 30, 2012.

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

The Company funded the Lump Sum Payment with a combination of third party and related party financing as described in the Company’s Form 8-K filed on April 5, 2011.

A portion of the Lump Sum Payment was sourced from IU Holdings, LP (“IUH”).  On March 30, 2011, the Company entered into a subordinated $1.5 million promissory note with IUH (the “Tier 2 Junior Note”).  Principal under the Tier 2 Junior Note is payable in quarterly installments of $187,500.  The Company amended this note several times during the fiscal year ended April 30, 2012 such that interest on the outstanding principal amount under the Tier 2 Junior Note is payable at the Company’s choosing at a rate of 10% per annum and principal payments begin on May 31, 2013.  As additional consideration to induce the Tier 2 Junior Lender to enter into this Promissory Note, the Company issued the Tier 2 Junior Lender, 48,414,132 shares of CornerWorld Corporation Common stock.  IUH is a partnership whose limited partners include the parents of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, serves as the manager of IU Holdings, GP, LLC, which is the general partner of IUH. The Company recorded interest expenses of $160,521 and $15,500 during the years ended April 30, 2012 and 2011, respectively, to IUH as a result of this note.  The balance of this note totaled $1,500,000 at April 30, 2012.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University.  Principal under the Tier 5 Junior Note is payable in monthly installments of $25,000  commencing on April 30, 2011 until such point as the Tier 5 Junior Note matures.  The Company amended this note multiple times during the fiscal year ended April 30, 2012 such that interest on the outstanding principal amount under the Tier 5 Junior Note is payable at the Company’s choosing at a rate of 10% per annum.  As additional consideration to induce the Tier 5 Junior Lender to enter into this Promissory Note, the Company issued the Tier 5 Junior Lender, 12,910,435 shares of CornerWorld Corporation Common stock.  The Company recorded interest expenses of $37,027 and $5,000 on this facility during the years ended April 30, 2012 and 2011, respectively.  The balance of this note totaled $300,000 at April 30, 2011.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Tier 7 Junior Note is payable in monthly installments of $12,746 until such point as the Tier 7 Junior Note matures.  The Company amended this note multiple times during the fiscal year ended April 30, 2012 such that interest on the outstanding principal amount under the Tier 7 Junior Note is payable at the Company’s choosing at a rate of 10% per annum.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation Common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable and accrued bonuses.  The Company recorded interest of $34,631 and $3,250 on this facility during the years ended April 30, 2012 and 2011, respectively.  The balance of this note totaled $338,958 at April 30, 2012.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which is leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts created by the father of the Company’s Chief Executive Officer. The lease is for 5 years with minimum future rentals of $90,000 in the next fiscal year, $160,044 in the following year followed by $166,044 and $113,576 in the final two years.  The Company paid $199,820 and $47,922 in rent during the years ended April 30, 2012 and 2011, respectively.  The Company also placed a $20,000 deposit on the space for this space.

In addition, the Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $5,000 from this entity during the year ended April 30, 2012.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees and services approved by the Company and billed by Schumacher and Associates, Inc. for the fiscal years ended April 30, 2012 and 2011.

	Year ended April 30,
	2012	2011

Audit Fees (1)	$54,200	$46,800
Audit Related Fees (2)	—	—
Total (3)	$54,200	$46,800

(1)

Audit Fees. This represents the aggregate fees billed to us in each of fiscal 2012 and fiscal 2011 for professional services rendered by Schumacher and Associates, Inc. for (i) the audit of our annual financial statements included in our annual report on Form 10-K and (ii) the review of our interim financial statements included in the quarterly reports.

(2)

Audit-Related Fees. The aggregate fees billed to us in each of fiscal 2012 and fiscal 2011 for professional services rendered by Schumacher and Associates, Inc. for audit-related fees including statutory and regulatory filings was zero.  We do not currently engage Schumacher and Associates, Inc. to perform internal control testing.

(3)	Tax Fees. We do not currently engage Schumacher and Associates, Inc. to perform tax services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1.) Financial Statements

The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page F-1 of this Annual Report on Form 10-K.

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
10.41

Amendment No. 1 to Promissory Note dated as of June 2, 2011 by and among CornerWorld Corporation and IU Holdings, LP (incorporated by reference to Exhibit 10.1  to the Company’s Form 8-K, filed June 8, 2011)

10.42

Amendment No. 2 to Promissory Note dated as of September 6, 2011 by and among CornerWorld Corporation and IU Holdings, LP (incorporated by reference to Exhibit 10.1  to the Company’s Form 8-K, filed September 9, 2011)

10.43

Amendment No. 4 to Promissory Note dated as of September 6, 2011 between CornerWorld Corporation and IU Investments, LLC (incorporated by reference to Exhibit 10.2  to the Company’s Form 8-K, filed September 9, 2011)

10.44

Amendment No. 3 to Promissory Note dated as of September 6, 2011 between CornerWorld Corporation and Internet University, Inc. (incorporated by reference to Exhibit 10.3  to the Company’s Form 8-K, filed September 9, 2011)

10.45

Amendment No. 3 to Promissory Note dated as of September 6, 2011 between CornerWorld Corporation and Marc Blumberg (incorporated by reference to Exhibit 10.4  to the Company’s Form 8-K, filed September 9, 2011)

10.46

Amendment No. 3 to Promissory Note dated as of September 6, 2011 between CornerWorld Corporation and Marc Pickren (incorporated by reference to Exhibit 10.5  to the Company’s Form 8-K, filed September 9, 2011)

10.47

Amendment No. 1 to Promissory Note dated as of September 6, 2011 by and among CornerWorld Corporation and Internet University, Inc. (incorporated by reference to Exhibit 10.6  to the Company’s Form 8-K, filed September 9, 2011)

10.48

Amendment No. 1 to Promissory Note dated as of September 6, 2011 by and among CornerWorld Corporation and Scott N. Beck (incorporated by reference to Exhibit 10.7  to the Company’s Form 8-K, filed September 9, 2011)

10.49

Amendment No. 1 to Promissory Note dated as of September 6, 2011 by and among CornerWorld Corporation and Kelly Larabee Morlan (incorporated by reference to Exhibit 10.8  to the Company’s Form 8-K, filed September 9, 2011)

10.50w	Amendment Number 1 to Employment Agreement by and between CornerWorld Corporation and Scott Beck dated December 15, 2011
10.51

Amendment No. 3 to Promissory Note dated as of February 3, 2012 by and among CornerWorld Corporation and IU Holdings, LP (incorporated by reference to Exhibit 10.1  to the Company’s Form 8-K, filed February 7, 2012)

10.52

Amendment No. 5 to Promissory Note dated as of February 3, 2012 between CornerWorld Corporation and IU Investments, LLC (incorporated by reference to Exhibit 10.2  to the Company’s Form 8-K, filed February 7, 2012)

10.53

Amendment No. 4 to Promissory Note dated as of February 3, 2012 between CornerWorld Corporation and Internet University, Inc. (incorporated by reference to Exhibit 10.3  to the Company’s Form 8-K, filed February 7, 2012)

10.54

Amendment No. 4 to Promissory Note dated as of February 3, 2012 between CornerWorld Corporation and Marc Blumberg (incorporated by reference to Exhibit 10.4  to the Company’s Form 8-K, filed February 7, 2012)

10.55

Amendment No. 4 to Promissory Note dated as of February 3, 2012 between CornerWorld Corporation and Marc Pickren (incorporated by reference to Exhibit 10.5  to the Company’s Form 8-K, filed February 7, 2012)

10.56

Amendment No. 2 to Promissory Note dated as of February 3, 2012 by and among CornerWorld Corporation and Internet University, Inc. (incorporated by reference to Exhibit 10.6  to the Company’s Form 8-K, filed February 7, 2012)

10.57

Amendment No. 2 to Promissory Note dated as of February 3, 2012 by and among CornerWorld Corporation and Scott N. Beck (incorporated by reference to Exhibit 10.7  to the Company’s Form 8-K, filed February 7, 2012)

10.58

Amendment No. 2 to Promissory Note dated as of February 3, 2012 by and among CornerWorld Corporation and Kelly Larabee Morlan (incorporated by reference to Exhibit 10.8  to the Company’s Form 8-K, filed February 7, 2012)

10.59*	Amendment No. 4 to Promissory Note dated as of July 27, 2012 by and among CornerWorld Corporation and IU Holdings, LP
10.60*	Amendment No. 3 to Promissory Note dated as of July 27, 2012 between CornerWorld Corporation and Internet University, Inc.
10.61*	Amendment No. 5 to Promissory Note dated as of July 27, 2012 between CornerWorld Corporation and Internet University, Inc.
10.62*	Amendment No. 5 to Promissory Note dated as of July 27, 2012 between CornerWorld Corporation and Marc Blumberg
10.63*	Amendment No. 5 to Promissory Note dated as of July 27, 2012 between CornerWorld Corporation and Marc Pickren
10.64*	Amendment No. 3 to Promissory Note dated as of July 27, 2012 by and among CornerWorld Corporation and Scott N. Beck
10.65*	Amendment No. 3 to Promissory Note dated as of July 27, 2012 by and among CornerWorld Corporation and Kelly Larabee Morlan
10.66*w	Amendment Number 2 to Employment Agreement by and between CornerWorld Corporation and Scott Beck dated July 27, 2012
10.67*w	Amendment Number 1 to Employment Agreement by and between CornerWorld Corporation and V. Chase McCrea III dated July 27, 2012

21.1*	Subsidiaries of CornerWorld Corporation.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101***	Interactive Data Files of Financial Statements and Notes.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
***	Furnished (and not filed) herewith pursuant to Regulation S-T under the Exchange Act.
w	Management plan, compensatory arrangement or employment agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CornerWorld, Corporation

July 30, 2012	By:	/s/ Scott Beck
Scott Beck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Beck	Chairman of the Board of Directors and	July 30, 2012
Scott Beck	Chief Executive Officer
(Principal Executive Officer)

/s/ V. Chase McCrea III	Chief Financial Officer	July 30, 2012
V. Chase McCrea III	(Principal Financial and Accounting Officer)

/s/ Marc Blumberg	Director	July 30, 2012
Marc Blumberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

CornerWorld Corporation

We have audited the accompanying consolidated balance sheets of CornerWorld Corporation as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended April 30, 2012, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CornerWorld Corporation as of April 30, 2012 and 2011, and the consolidated results of its operations and cash flows for the years ended April 30, 2012, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

July 27, 2012

CornerWorld Corporation

Consolidated Balance Sheets

	April 30,
	2012	2011
Assets
Current assets:
Cash	$890,415	$934,250
Accounts receivable, net	1,070,293	1,777,704
Prepaid expenses and other current assets	132,036	112,972
Total current assets	2,092,744	2,824,926

Property and equipment, net	154,673	478,536
Goodwill	2,136,836	2,136,836
Patent	5,971,670	7,529,498
Intangibles, net	—	111,104
Other assets	28,729	28,132
TOTAL ASSETS	$10,384,652	$13,109,032

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,894,043	$2,962,995
Accrued expenses	708,874	600,726
Notes payable, current portion, net of unamortized discount of $340,303 and $316,516 at April 30, 2012 and 2011, respectively	1,196,013	543,484
Notes payable related parties, current portion, net of unamortized discount of $161,685 and $402,824 at April 30, 2012 and 2011, respectively	1,627,524	1,444,145
Lease payable, current portion	10,704	—
Deferred revenue	385,146	460,415
Total current liabilities	5,822,304	6,011,765
Long-term liabilities:
Notes payable, net of current portion, net of unamortized discount of $530,268 and $880,916 at April 30, 2012 and 2011, respectively	4,249,731	5,059,084
Notes payable related parties, net of current portion, net of unamortized discount of $7,045 and $280,149 at April 30, 2012 and 2011, respectively	2,225,041	2,134,254
Lease payable, net of current portion	18,988	—
Other liabilities	754,091	642,899
Total liabilities	13,070,155	13,848,002

Commitments and Contingencies (See notes 1-2, 4-9 and 11-13)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 147,547,607 and 146,972,901 shares issued and outstanding, at April 30, 2012 and April 30, 2011, respectively	147,547	146,972
Additional paid-in capital	10,164,724	10,006,785
Accumulated deficit	(12,997,774)	(10,892,727)
Total stockholders’ deficit	(2,685,503)	(738,970)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,384,652	$13,109,032

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Operations

	For the Years Ended April 30,
	2012	2011	2010

Sales, net	$10,141,603	$11,761,553	$11,446,700

Costs of goods sold	2,598,967	3,952,158	3,601,914

Gross profit	7,542,636	7,809,395	7,844,786

Expenses:
Selling, general and administrative expenses	5,356,777	6,499,977	5,520,954
Depreciation and amortization	2,024,538	2,277,309	2,369,941
Total Operating expenses	7,381,315	8,777,286	7,890,895
Operating income (loss)	161,321	(967,891)	(46,109)

Other income (expense), net:
Interest expense	(2,348,196)	(1,022,192)	(1,713,752)
Other income (expense), net	81,828	435,235	(10,356)
Total other expense, net	(2,266,368)	(586,957)	(1,724,108)
Loss before income taxes	(2,105,047)	(1,554,848)	(1,770,217)
Income taxes	—	—	—
Net loss	$(2,105,047)	$(1,554,848)	$(1,770,217)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)

Weighted average number shares outstanding – basic and diluted	147,324,142	99,888,432	88,490,098

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance, May 1, 2009	64,318,317	64,318	7,519,968	(7,567,662)	16,624
Exercise of warrants associated with Woodland acquisition	31,450,000	31,450	(31,350)	—	100
Stock-based compensation expense	—	—	256,175	—	256,175
Retirement of common stock in lieu of legal settlement	(250,000)	(250)	(4,750)	—	(5,000)
Net loss	—	—	—	(1,770,217)	(1,770,217)
Balance, April 30, 2010	95,518,317	95,518	7,740,043	(9,337,879)	(1,502,318)
Issuance of Common Stock to IU Holdings, LP	48,414,132	48,414	414,147	—	462,561
Issuance of Common Stock to Internet University, Inc.	12,910,435	12,910	110,440	—	123,350
Issuance of Common Stock to CEO	12,585,802	12,586	107,662	—	120,248
Issuance of Common Stock to consultant	1,194,215	1,194	10,216	—	11,410
Issuance of Common Stock to employees, officers and directors	10,300,000	10,300	88,109	—	98,409
Return of stock to treasury associated with recapitalization	(33,950,000)	(33,950)	(290,417)	—	(324,367)
Issuance of warrants associated with debt financing	—	—	52,467	—	52,467
Stock-based compensation expense	—	—	149,570	—	149,570
Gain on settlement of related party debt	—	—	1,624,548	—	1,624,548
Net loss	—	—	—	(1,554,848)	(1,554,848)
Balance, April 30, 2011	146,972,901	146,972	10,006,785	(10,892,727)	(738,970)
Stock-based compensation expense	—	—	158,514	—	158,514
Cash-less exercise of stock options and warrants	574,706	575	(575)	—	—
Net loss	—	—	—	(2,105,047)	(2,105,047)
Balance, April 30, 2012	147,547,607	$147,547	$10,164,724	$(12,997,774)	$(2,685,503)

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Cash Flow

	For the Years Ended April 30,
	2012	2011	2010
Cash Flows from Operating Activities
Net loss	$(2,105,047)	$(1,554,848)	$(1,770,217)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,024,538	2,277,309	2,369,941
Amortization of loan discounts	841,101	—	—
Provision for doubtful accounts	253,227	53,794	24,417
Stock-based compensation	158,514	149,570	256,175
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	454,184	(18,332)	(149,372)
Prepaid expenses and other current assets	(19,064)	6,967	585,291
Other assets	(597)	3,052	(9,403)
Goodwill	—	—	(78,165)
Accounts payable	(1,068,952)	193,842	833,402
Accrued expenses	170,648	323,491	158,422
Deferred revenue	(75,269)	262,646	(37,231)
Other liabilities	101,417	(49,713)	(435,171)
Net cash provided by (used in) operating activities	734,700	1,647,778	1,748,089
Cash Flows from Investing Activities
Fixed assets acquired pursuant to capital lease	(2,436)	—	—
Purchases of property and equipment	(17,015)	(164,294)	(50,635)
Proceeds from sale of fixed assets	17,400	—	—
Net cash used in investing activities	(2,051)	(164,294)	(50,635)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	—	5,000,000	—
Principal payments on debt	(518,495)	(3,165)	(30,000)
Proceeds from issuance of related party notes payable	—	1,500,000	—
Principal payments on related party notes payable	(195,489)	(1,074,732)	(1,504,134)
Proceeds from line of credit, net of repayments	—	(215,000)	(170,000)
Proceeds from issuance of common stock	—	—	100
Consulting settlement in lieu of common stock	—	—	(5,000)
Fees paid for debt issuance	(62,500)	(346,500)	—
Cash settlement of litigation	—	(6,000,000)	—
Net cash provided by (used in) financing activities	(776,484)	(1,139,397)	(1,709,034)
Net increase (decrease) in cash	(43,835)	344,087	(11,580)
Cash at beginning of year	934,250	590,163	601,743
Cash at end of year	$890,415	$934,250	$590,163

Cash paid for:
Interest	$1,231,702	$1,010,447	$1,243,042
Income taxes	$—	$—	$—
Non-Cash Investing Activities:
Purchase accounting reclassification of fixed assets to goodwill	$—	$—	$416,922
Goodwill adjustment related to consolidation of VIE’s	$—	$—	$(70,508)
Non-Cash Financing Activities:
Acquisition of fixed assets pursuant to capital lease	$32,128	$—	$—
Issuance of common stock and warrants for debt financing	$—	$770,036	$—
Issuance of common stock to employees, officers and directors	$—	$98,409	$—

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Notes to Consolidated Financial Statements

April 30, 2012

1. Basis of Presentation

Organization

CornerWorld Corporation (“the Company”, “CornerWorld”, “we”, “our” or “us”) was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc. Effective May 1, 2007, we changed our name to CornerWorld Corporation.

The Company is a marketing and technology services company creating opportunities from the increased accessibility of content across mobile, television and internet platforms. Our key asset is the patented 611 Roaming ServiceTM from RANGER Wireless Solutions ®, which generates revenue by processing approximately 11 million calls from roaming wireless customers per year and seamlessly connecting them to their service provider.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

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

RANGER® is a shortcode application service provider to the wireless industry. The core service offered is 611 Roaming Service™, a patented application providing seamless means for connecting wireless subscribers to reach their home providers customer service call center while roaming on another provider’s network. Calls are sent to RANGER® for treatment from nearly 40 wireless providers throughout North America. On an annual basis, RANGER® processes approximately 11 million calls with an infrastructure capable of handling millions more. RANGER® also manages an online portal which allows carriers access to their monthly statements and reporting on call volume to and from their company.

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $118,597 and $48,936 as of April 30, 2012 and 2011, respectively.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

Selling, General and Administrative Expenses

The Company previously received administrative support from Enversa’s former parent company, Internet University, Inc. (“Internet University”). Included in such administrative support were human resources, payroll, information technology and facilities services. Prior to February 1, 2011, the Company operated from office space provided by Internet University and utilized furniture and equipment provided by Internet University in such office space. The costs of such services were billed to CornerWorld and were reflected in the income statements in the total amount of $253,999 and $256,862 for the years ended April 30, 2011 and 2010, respectively. Subsequent to February 1, 2011, the Company relocated to new office space.

Additionally, prior to April 30, 2011, all of CornerWorld’s and Enversa’s employees were leased to the Company through an agreement between CornerWorld, Enversa, and Internet University. CornerWorld and Enversa employees were paid under the federal employer identification number and are included in the employee benefit programs, such as life, health and disability insurance and 401(k) of a subsidiary of Internet University. The selling, general and administrative expenses on the income statement reflects a total of $2,531,345 and $1,493,279 of actual salaries for CornerWorld’s corporate and Enversa personnel during the years ended April 30, 2011 and 2010, respectively, as well as an allocation of payroll taxes and employee benefits calculated at 15% of salary. Subsequent to April 30, 2011, all employees began being paid under the Company’s federal employer identification number.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

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

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at April 30, 2012.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired. No impairment charges have been recorded as of April 30, 2012.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on comparable companies. These factors could change in the future, affecting the determination of stock based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with ASC No. 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options. See also Note 7 Stock Based Compensation, for more details.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CornerWorld Corporation, its wholly owned subsidiaries and entities determined to meet the definition of VIE’s. All significant intercompany transactions and balances have been eliminated in consolidation.

Concentrations of cash and cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Federal Deposit Insurance Corporation (FDIC) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000. At April 30, 2012 and 2011, the Company had $253,489 and $303,455, respectively, in excess of that which is insured by the FDIC.

Concentration of credit risk

Credit is extended based on an evaluation of the customer’s financial condition, and the Company does not require collateral. Write-offs of accounts receivable have historically been nominal. During the year ended April 30, 2010, the Company’s two largest customers merged. After consideration of the aforementioned merger, approximately 30.1, 32.2% and 38.5% of total revenue was derived from the Company’s largest customer during the years ended April 30, 2012, 2011 and 2010, respectively.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during year ended April 30, 2012, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

3. Property and Equipment

Property and equipment is summarized as follows at April 30:

	2012	2011
Computer equipment	$1,095,149	$1,073,466
Furniture	154,250	135,923
Leasehold improvements	15,077	7,510
Vehicles	—	29,445
Software	100,373	113,819
Total	1,364,849	1,360,163
Less: accumulated depreciation and amortization	(1,210,176)	(881,627)
Property and equipment, net	$154,673	$478,536

Depreciation expense for property and equipment for the years ended April 30, 2012, 2011 and 2010 was $355,606, $386,145, and $478,777, respectively.

4. Intangible Assets and Goodwill

Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following at April 30:

	2012	2011	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3
	11,904,792	11,904,792
Accumulated amortization	(5,933,122)	(4,264,190)
	$5,971,670	$7,640,602

Amortization expense related to identifiable intangible assets totaled $1,668,932, $1,891,164 and $1,891,164 for the years ended April 30, 2012, 2011 and 2010, respectively. The estimated amortization for the next five years is as follows:

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

5. Debt

	As of April 30,
	2012	2011
Long-term Debt
Notes payable to Senior Lender; the notes mature March 31, 2015. The interest rate was floating at LIBOR plus 12%. At April 30, 2012 the total rate was 15%. These notes are collateralized by all assets of the Company.	$4,500,000	$5,000,000
Note payable IU Holdings, LP; the note matures May 31, 2013. At April 30, 2012, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 11, Related Party Transactions.	1,500,000	1,500,000
Note payable to IU Investments, LLC, due March 31, 2016. At April 30, 2011 and 2011, the interest rate was 10%. These notes are collateralized by all assets of the Company save for the Ranger patent. See also note 11, Related Party Transactions.	527,915	610,166
Notes payable to Internet University and the other selling members of Enversa; the notes mature March 31, 2016. At April 30, 2012 and 2011, the interest rate was 10% and 15%, respectively. These notes are collateralized by all assets of the Company save for the Ranger patent. See also note 11, Related Party Transactions.	1,364,199	1,364,199
Note payable to Internet University; the note matures March 31, 2013. At April 30, 2012 and 2011, the interest rate was 10% and 15%, respectively. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 11, Related Party Transactions.	300,000	375,000
Note payable to Timmer; the note matures April 30, 2016. At April 30, 2012 and 2011, the interest rate was 10%. This note is collateralized by all assets of Woodland Holdings, Corporation, including the Ranger patent.	1,800,000	1,800,000
Note payable to CEO; the note matures September 30, 2014. At April 30, 2012 and 2011, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 11, Related Party Transactions.	338,958	377,196
Note payable; the note matures January 31, 2013. At April 30, 2012 and 2011, the interest rate was 10%. This note is not collateralized.	16,316	34,811
Total debt	10,347,388	11,061,372
Less current portion of long-term debt	(3,325,525)	(2,706,973)
Non-current portion of long-term debt	$7,021,863	$8,354,399

On March 29, 2011, the Company also entered into a warrant purchase agreement with the Senior Lender.  Pursuant to the Purchase Agreement, the Company issued the Senior Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Senior Lender may purchase up to 8,762,008 shares of the Company’s common stock for an aggregate price of $100, have a 5 year term and contain certain put and call options.  The Warrant is not exercisable prior to March 30, 2014.  Using the Black-Scholes model, the value of the warrant issued to the Senior Lender was less than the net present value of the minimum $1,000,000 cash value of the warrants. Therefore, the net present value of $1,000,000, totaling $754,091 and $642,899 at April 30, 2012 and 2011, respectively, was recorded as a loan discount, which is being amortized to earnings as additional interest expense over the remaining term of the loan.  The warrant will be revalued at each reporting date, and adjusted to earnings. In addition, other loan fees of $717,569 were incurred from the issuance of 75,104,584 shares of the Company’s stock, $512,750 was paid or accrued, and $52,467 was incurred from the grant of additional warrants during March 2011. These fees are being amortized to earnings as additional interest over the remaining term of the loans. The unamortized balance of these deferred costs was $1,039,302 and $1,880,406 at April 30, 2012 and 2011, and is reflected as a loan discount to the outstanding balance of $10,347,388 and $11,061,372 at April 30, 2012 and 2011, respectively.

The notes payable to the Senior Lenders include certain restrictive covenants with respect to the Company’s earnings, leverage and accounts payable. As of April 30, 2012, the Company believes it was in compliance with all restrictive covenants.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

Future minimum principal payments pursuant to the above long term debt agreements are as follows:

Year ending April 30
2013	$3,325,525
2014	2,722,992
2015	3,578,832
2016	720,039
Total	$10,347,388

6. Leases

The Company leases its facilities under non-cancelable operating lease agreements. The leases expire on various dates through 2016 and provide for minimum monthly rents of approximately $10,042. Rent expense for the years ended April 30, 2012, 2011 and 2010 was approximately $283,649, $539,947 and $501,663, respectively. See also Note 11, Related Party Transactions, for more details.

The Company also has a capital lease on telecom equipment.  The lease expires on March 1, 2015 and the Company makes monthly payments of $892 pursuant to the terms of this lease.

Future minimum lease payments under non-cancelable leases are as follows:

2013	$115,559
2014	171,137
2015	175,861
2016	113,576
Total lease payments	$576,133

7. Equity

Preferred Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no issued and outstanding preferred shares as of April 30, 2012.

Common Stock

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. As of April 30, 2012, 147,547,607 shares of common stock were issued and outstanding.

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

On September 19, 2011, the Company issued 514,705 shares pursuant to the cash-less exercise of warrants.  On September 22, 2011, the Company issued 60,001 shares pursuant to the cash-less exercise of employee stock options.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

Warrants

The following summarizes the Company’s warrant transactions for the years ended April 30, 2012, 2011 and 2010:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable, May 1, 2009	44,801,000	$0.08
Exercised	(31,450,000)	0.00
Reclassified from stock options	320,000	1.40
Outstanding, April 30, 2010	13,671,000	$0.32
Granted	14,895,415	0.00
Cancelled or Expired	(2,750,000)	0.07
Outstanding, April 30, 2011	25,816,415	$0.11
Granted	—	—
Exercised	(1,250,000)	0.20
Cancelled or Expired	—	—
Outstanding, April 30, 2011	24,566,415	$0.11

Weighted average fair value of warrants granted:
2010	$—
2011	$0.00
2012	$—

The following table summarizes information about warrants outstanding as of April 30, 2012:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price
$0.00 - $0.20	14,895,415	$0.00
$0.20 - $1.40	9,251,000	$0.21
> = $1.40	420,000	$1.46

As part of the Woodland Acquisition, the Company issued warrants to Timmer, who later became an employee and a member of the Board of Directors. One warrant allowed Timmer to purchase 31,450,000 shares of the Company’s common stock for consideration of $100. Timmer exercised this warrant on July 23, 2009 and acquired 31,450,000 shares of the Company’s common stock. This stock was returned as part of the February 3, 2011 Settlement Agreement (the “Settlement Agreement”) between the Company and Timmer. See also Note 9, Commitments and Contingencies, for more detail.

In connection with the closing of the Woodland Acquisition, the Company issued 1,321,000 warrants to our Chief Executive Officer to purchase the Company’s common stock at an exercise price of $0.20 per share.

Pursuant to the financing of the Settlement Agreement, the Company issued warrants to one of the lenders to purchase up to 8,762,008 shares of the Company’s Common stock. These warrants contain certain put and call features, including a put feature that the warrants will not be exercisable for less than $1.0 million in cash, and are not exercisable prior to March 30, 2014.

In connection with the sourcing of capital required to fund the Settlement Agreement, the Company issued warrants to Dragonfly Capital Partners LLC (the “Dragonfly Warrants”) to purchase up to 6,133,406 shares of the Company’s common stock. The warrants can be exercised for an aggregate price of $100 and have a 5 year term.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

8. Stock Based Compensation Plans

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

The number of shares outstanding under the Company’s 2007 Incentive Stock Plan as of April 30, 2012 was 1,985,000.

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

As of April 30, 2012, 925,000 authorized shares under the Company’s 2007 Stock Compensation Plan had been granted.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	April 30, 2012
	Shares Reserved for Grant	Awards Available for Grant
Incentive Stock Plan	4,000,000	2,015,000
Stock Compensation Plan	4,000,000	3,075,000
	8,000,000	5,090,000

The Company issues awards to employees, qualified consultants and directors that generally vest over time based solely on continued employment or service during the related vesting period and are exercisable over a five to ten year service period. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatilities are based on comparable companies. The expected term of options granted subsequent to the adoption ASC 718 is derived using the simplified method as defined in the SEC’s SAB No. 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	For the Year Ended April 30
	2012	2011	2010
Expected term (in years)	5.0	5.0	5.0
Expected volatility	100.0%	76.1%	99.1%
Risk-free interest rate	0.9%	2.2%	2.3%
Dividend yield	0.0%	0.0%	0.0%

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

A summary of activity under the Stock Plans and changes during the years ended April 30, 2012, 2011 and 2010 is presented below:

	Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2009	2,694,000	$0.67	4.25	$0.00
Granted	250,000	0.20
Cancelled/forfeited	(45,000)	0.20
Reclassified to warrants **	(320,000)	1.40
Exercised	—	—
Outstanding at April 30, 2010	2,579,000	$0.54	3.47	$0.00
Granted	750,000	0.20
Cancelled/forfeited	(809,000)	0.87
Exercised	—	—
Outstanding at April 30, 2011	2,520,000	$0.35	$3.36	$0.00
Granted	1,130,000	0.29
Cancelled/forfeited	(679,999)	0.20
Exercised	(60,001)	0.20
Outstanding at April 30, 2012	2,910,000	$0.35	$3.12	$44,600
Options vested and expected to vest*	2,905,000	$0.35	2.82	$24,150
Options exercisable at end of period	1,775,000	$0.40	2.13	$24,150

*	Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.

**	Upon review of the instruments, the Company reclassified these options to warrants.

During the years ended April 30, 2012, 2011 and 2010, the Company recognized $158,514, $149,570 and $256,175 of stock-based compensation expense, respectively. As of April 30, 2012, 2011 and 2010 there was $273,673, $362,548 and $755,683, respectively, of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.12 weighted average years.

 9. Commitments and Contingencies

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2011

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

•

On or prior to March 30, 2011, CornerWorld paid Timmer (1) $6.0 million in cash (the “Lump Sum Payment”) and issued (2) a Promissory Note (the “Note”) for $1.8 million.  The Note is payable in five annual payments of $360,000 with the first payment due April 30, 2012; the first payment was made on May 1, 2012. In addition, the Note bears interest at 10%.  The Note is secured by existing collateral held by Timmer as set forth in the Pledge and Security Agreements dated February 23, 2009 made by the Company, CornerWorld, Inc., Enversa Companies, LLC, Woodland Holdings Corp., Woodland Wireless Solutions Ltd., S Squared LLC, West Michigan Co-Location Services, LLC and T2 TV, LLC in favor of Ned B. Timmer and will be subordinated to any third party financing of the Lump Sum Payment, among other things.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

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

Employment Agreements

The Company has an employment contract with Mr. Scott Beck, the Chairmen of the Board of Directors who also serves as the Chief Executive Officer.  Pursuant to his employment agreement, Mr. Beck is paid an annual base salary of $400,000, an annual performance based cash bonus subject to the discretion of the board of directors, an annual warrant to purchase 1% of the then outstanding common shares of the Company, a bonus fee of 2.00% of all equity and debt raised during the time of his contract, a 3.50% fee for the transaction value of all acquisitions as defined in his employment agreement, warrants equal to 3.25% of the equity issued pursuant to any debt and equity raised during the time of his employment agreement, a warrant equal to 3.25% of the transaction value of any equity issued in association with all acquisitions and the greater of 5% of fair market value or $5.0 million buyout fee in the case of a change in control; in addition, Mr. Beck’s employment agreement provides for an annual increase of Mr. Beck’s base salary by 5% every year during the term of the agreement. Mr. Beck’s employment agreement also provides that, if he is terminated without cause prior to the end of the employment agreement, he will be paid the full amount of his base salary for any days remaining in the full ten year term, the Company will purchase all equity instruments held by Mr. Beck and, finally, the Company will pay Mr. Beck $5.0 million within six months of his termination. Finally, Mr. Beck will receive 10% of amounts payable to the Company as a result of any patent infringement litigation. Mr. Beck’s employment agreement continues through July 27, 2021.  See also Note 13, Subsequent Events.

The Company has an employment agreement with Mr. Marc Pickren, its President. Pursuant to his employment agreement, Mr. Pickren is paid an annual base salary of $220,000 and commissions based on new clients acquired by Mr. Pickren. Mr. Pickren was paid a one-time signing bonus of $55,000 related to entering into this agreement. In addition, in accordance with his employment agreement, on September 21, 2011, Mr. Pickren was issued 250,000 options to purchase the Company’s common stock at a price of $0.30 per share; the option contains vesting provisions consistent with other options issued to employees and expires at the end of 5 years. Mr. Pickren’s employment agreement continues through September 15, 2013.

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

The Company has employment contracts with two other critical employees. The contracts provide for annual salaries of $78,000 and $56,000, respectively, along with certain bonus provisions. Each agreement expires in March 2013.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

10. Segment Reporting

The Company operates in three integrated business segments: (i) marketing services, (ii) communications services and (iii) Corporate, formerly, on-line media networks:

	For the Year Ended April 30
	2012	2011	2010
Net sales:
Marketing Services	$4,311,811	$5,586,604	$4,530,341
Communications Services	5,829,792	6,174,949	6,916,359
Corporate	—	—	—
Total net sales	$10,141,603	$11,761,553	$11,446,700
Income (loss) before income taxes:
Marketing Services	$(104,303)	$(152,647)	$100,946
Communications Services	1,344,736	742,076	541,947
Corporate	(3,345,480)	(2,144,277)	(2,413,110)
Total loss before income taxes	$(2,105,047)	$(1,554,848)	$(1,770,217)
Depreciation and amortization included in operating income:
Marketing Services	$117,104	$336,948	$347,736
Communications Services	1,846,364	1,899,353	1,856,030
Corporate	61,070	41,008	166,175
Total depreciation and amortization	$2,024,538	$2,277,309	$2,369,941
Intangible assets:
Marketing Services	$—	$111,104	$444,440
Communications Services	5,971,670	7,529,498	9,087,326
Corporate	—	—	—
Total segment identifiable assets	$5,971,670	$7,640,602	$9,531,766
Goodwill:
Marketing Services	$—	$—	$—
Communications Services	1,581,850	1,581,850	1,581,850
Corporate	554,986	554,986	554,986
Total segment identifiable assets	$2,136,836	$2,136,836	$2,136,836
Total assets:
Marketing Services	$491,889	$1,446,413	$2,282,836
Communications Services	9,129,572	10,758,753	13,081,476
Corporate	763,191	903,866	(440,871)
Total segment identifiable assets	$10,384,652	$13,109,032	$14,923,441

There were no material intersegment sales. Operating income is defined as third party sales less operating expenses. All of the Company’s business activities are conducted within the United States geographic boundaries.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

11. RELATED PARTY TRANSACTIONS

The Company’s Enversa division received administrative support from its former parent company, Internet University, Inc. (“Internet University”). Included in such administrative support are human resources, payroll, information technology and facilities services. Prior to moving on February 1, 2011, Enversa operated from office space provided by Internet University and utilized furniture and equipment provided by Internet University in such office space. The costs of such services have been billed to CornerWorld and are reflected in the income statements in the total amount of $253,999 and $256,862 for the years ended April 30, 2011 and 2010, respectively.  Enversa received no administrative support during the fiscal year ended April 30, 2012.

Additionally, for the period from August 2008 through April 30, 2011, all of CornerWorld’s and Enversa’s employees were leased to Enversa through a certain Transition Services Agreement between CornerWorld, Enversa, and Internet University, Inc. CornerWorld and Enversa employees were paid under the federal employer identification number and are included in the employee benefit programs, such as life, health and disability insurance and 401(k) of a subsidiary of Internet University. The selling, general and administrative expenses on the income statement reflects a total of $2,531,345 and $1,493,279 of actual salaries for CornerWorld’s corporate and Enversa personnel during the years ended April 30, 2011 and 2010, respectively, as well as an allocation of payroll taxes and employee benefits calculated at 15% of salary. Subsequent to April 30, 2011, all employees were paid under the Company’s federal employer identification number.

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was originally intended to expire on February 23, 2009. From time to time, Enversa and Internet University amended the line of credit, which extended the maturity date until December 31, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in CornerWorld’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that CornerWorld and Enversa receives or is at any time entitled to receive. There was no outstanding balance under the line of credit at April 30, 2012 and the Company no longer has access to the unused portion. The Company recognized interest expenses totaling $6,944 and $23,575 during the years ended April 30, 2011 and 2010, respectively, related to this line of credit.

As part of the Enversa acquisition, the Company borrowed $1,500,000 from Internet University, Inc., Marc Blumberg and Marc Pickren (collectively, the “Enversa Sellers”).  Mr. Blumberg is a member of the Company’s Board of Director as well as the president of Internet University, Inc. and Mr. Pickren is the President of the Company.  On March 30, 2011, the Company entered into amendments to its promissory notes with the Enversa Sellers (collectively the “Tier 4 Junior Notes”). The amendments to the Tier 4 Junior Notes revised the repayment schedules of the Tier 4 Junior Notes such that principal payments would be payable annually beginning on March 31, 2012 until such time as the Tier 4 Junior Notes mature on March 31, 2016. On February 6, 2012, the Company amended the Tier 4 Junior Notes such that principal payments were deferred until August 31, 2012 and interest payments could be accrued at the choice of the Company.  Interest payments accrue at a revised rate of 10% per annum and interest accrues on any unpaid interest balance. The Company recorded interest of $161,999, $65,997 and $115,247 on these notes during the years ended April 30, 2012, 2011 and 2010, respectively.  The balance of these notes totaled $1,364,199 at April 30, 2012.

On February 23, 2009 the Company completed the acquisition of all of its Michigan-based operating divisions (the “Woodland Acquisition”). As a result of the Woodland Acquisition, the Company issued debt and equity securities to Mr. Ned Timmer (“Timmer”) who became a member of the Board of Directors and the President of the Company’s Woodland division. Timmer was the holder of a $4,200,000 secured debenture as well as a holder of the Company’s $3,100,000 purchase money note.  Both of these notes were settled as part of the February 3, 2011 settlement with Timmer as detailed below.

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. On March 30, 2011, the Company entered into Amendment No. 3 (“IU Amendment No. 3”) to its Promissory Note to IU Investments, LLC (the “Tier 3 Junior Note”).  IU Amendment No. 3 revised the repayment schedule of the Tier 3 Junior Note such that the Company will make principal payments totaling $27,417/month until February 28, 2012, after which time the Company will pay $67,200 annually beginning March 31, 2012 until such time as the Tier 3 Junior Note is paid in full on March 31, 2016. The Tier 3 Junior Note was amended on February 3, 2012 such that principal payments were deferred six months and interest payments will be payable at the choice of the Company at a rate of 10% per annum.  IU Investments, LLC is an entity owned by the parents of the Company’s Chief Executive Officer. The Company recorded interest of $55,073, $104,324 and $177,219 on this facility during the years ended April 30, 2012, 2011 and 2010, respectively. The balance of this note totaled $527,915 at April 30, 2012.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

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

The Company funded the Lump Sum Payment with a combination of third party and related party financing as described in the Company’s Form 8-K filed on April 5, 2011.

A portion of the Lump Sum Payment was sourced from IU Holdings, LP (“IUH”).  On March 30, 2011, the Company entered into a subordinated $1.5 million promissory note with IUH (the “Tier 2 Junior Note”).  Principal under the Tier 2 Junior Note is payable in quarterly installments of $187,500.  The Company amended this note several times during the fiscal year ended April 30, 2012 such that interest on the outstanding principal amount under the Tier 2 Junior Note is payable at the Company’s choosing at a rate of 10% per annum and principal payments begin on May 31, 2013.  As additional consideration to induce the Tier 2 Junior Lender to enter into this Promissory Note, the Company issued the Tier 2 Junior Lender, 48,414,132 shares of CornerWorld Corporation Common stock.  IUH is a partnership whose limited partners include the parents of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, serves as the manager of IU Holdings, GP, LLC, which is the general partner of IUH.  The Company recorded interest expenses of $160,521 and $15,500 during the years ended April 30, 2012 and 2011, respectively, to IUH as a result of this note.  The balance of this note totaled $1,500,000 at April 30, 2012.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University.  Principal under the Tier 5 Junior Note is payable in monthly installments of $25,000  commencing on April 30, 2011 until such point as the Tier 5 Junior Note matures.  The Company amended this note multiple times during the fiscal year ended April 30, 2012 such that interest on the outstanding principal amount under the Tier 5 Junior Note is payable at the Company’s choosing at a rate of 10% per annum.  As additional consideration to induce the Tier 5 Junior Lender to enter into this Promissory Note, the Company issued the Tier 5 Junior Lender, 12,910,435 shares of CornerWorld Corporation Common stock.  The Company recorded interest expenses of $37,027 and $5,000 on this facility during the years ended April 30, 2012 and 2011, respectively.  The balance of this note totaled $300,000 at April 30, 2011.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Tier 7 Junior Note is payable in monthly installments of $12,746 until such point as the Tier 7 Junior Note matures.  The Company amended this note multiple times during the fiscal year ended April 30, 2012 such that interest on the outstanding principal amount under the Tier 7 Junior Note is payable at the Company’s choosing at a rate of 10% per annum.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation Common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable and accrued bonuses.  The Company recorded interest of $34,631 and $3,250 on this facility during the years ended April 30, 2012 and 2011, respectively.  The balance of this note totaled $338,958 at April 30, 2012.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which is leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts created by the father of the Company’s Chief Executive Officer. The lease is for 5 years with minimum future rentals of $90,000 in the next fiscal year, $160,044 in the following year followed by $166,044 and $113,576 in the final two years.  The Company paid $199,820 and $47,922 in rent during the years ended April 30, 2012 and 2011, respectively.  The Company also placed a $20,000 deposit on the space for this space

In addition, the Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $5,000 from this entity during the year ended April 30, 2012.

12. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Due to continued losses from operations, since the inception of the Company, no provision for income taxes has been made in these financial statements.  The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Year ended April 30,
	2012		2011
Federal statutory rate	34.00%		34.00%
Effect of:
Valuation allowance	(34.00%	)	(34.00%	)
Effective income tax rate	—%		—%

The Company’s income tax provision is summarized below:

	Year ended April 30,
	2012	2011
Income tax expense (benefit):
Federal- current	$(378,455)	$(196,231)
Federal - deferred	(333,130)	(328,379)
Total	(711,585)	(524,610)
Less: valuation allowance	711,585	524,610
Total	$—	$—

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.  At April 30, 2012 we had no unrecognized tax benefits in income tax expense, and do not expect any for the year ended April 30, 2013.  Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before April 30, 2009.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2012

The components of the deferred tax asset are as follows:

	Year ended April 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$863,709	$485,254
Amortization	1,001,320	719,115
Merger & acquisition fees	465,076	465,076
Stock compensation expense	1,888,257	1,837,331
Other deferred tax assets	211,633	211,634
Other deferred tax liabilities	(26,761)	(26,761)
Total deferred tax assets	4,403,234	3,691,649
Valuation allowance	(4,403,234)	(3,691,649)
Net deferred tax assets	$—	$—

For the year ended April 30, 2012 and April 30, 2011 the cumulative deferred tax asset of $4,403,234 and $3,691,649 respectively, are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  The cumulative income tax loss carryforward, of $2,540,321, if not used, will expire in various years through 2032, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.

13. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were available to be issued.

On July 27, 2012, CornerWorld Corporation (the “Company”) entered into amendments (collectively, the “Note Amendments”) to certain of its promissory notes issued in 2008, 2009 and 2011 to the various holders thereof.  The Note Amendments are attached hereto as Exhibits 10.59, 10.61, 10.62, 10.63, 10.64 and 10.65 and incorporated by reference herein.  The Note Amendments revise the repayment schedules of the promissory notes such that monthly principal payments under the promissory notes are deferred by seven to nine months.

On June 12, 2012, the Company received a waiver letter which temporarily waives compliance with the payment schedule for Tier 5 Junior Note. The waiver letter became effective on June 12, 2012. Under the terms of the waiver letter, the Company may make reduced principal payments of $10,000 for the periods April 30, 2012, May 31, 2012 and June 30, 2012. On July 27, 2012, the Company amended the Tier 5 Junior Note such that the payment schedule will adjust to $35,000 monthly beginning July 31, 2012 until such time as the Tier 5 Junior Note matures. The amendment to the Tier 5 Junior Note is attached hereto as Exhibit 10.60 and incorporated by reference herein.

On July 27, 2012, the Company and Mr. Beck agreed to amend Mr. Beck’s employment agreement such that Mr. Beck’s annual salary would be reduced to $250,000 per year for the period from July 28, 2011 through April 30, 2013.  After that point, Mr. Beck’s salary would return to $400,000 per annum.  In addition, the amendment provided that Mr. Beck would not receive the annual warrant grant until July 28, 2013.  The amendment to the employment agreement is attached hereto as Exhibit 10.66

On July 27, 2012, the Company and Mr. McCrea agreed to amend Mr. McCrea’s employment agreement such that Mr. McCrea’s employment agreement would expire on July 28, 2014.  All other terms remain unchanged. The amendment to the employment agreement is attached hereto as Exhibit 10.67