Form 10-Q
period 2012-07-31
Cornerworld Corp
filed 2012-09-14
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2012

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

Large accelerated filer ____   Accelerated filer ____   Non-accelerated filer ____   Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of September 10, 2012 was 147,547,607.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of July 31, 2012 and April 30, 2012	1

	Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 2012 and 2011	2

	Condensed Consolidated Statement of changes in stockholders’ deficit for the Three Months Ended July 31, 2012	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2012 and 2011	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

3	Quantitative and Qualitative Disclosures about Market Risk	17

4	Controls and Procedures	17

	PART II. OTHER INFORMATION

1	Legal Proceedings	18

1A	Risk Factors	18

2	Unregistered Sales of Equity Securities and Use of Proceeds	18

3	Defaults Upon Senior Securities	18

4	Mine Safety Disclosures	18

5	Other Information	18

6	Exhibits	18

	Signatures	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	July 31, 2012	April 30, 2012
	(unaudited)	(audited)
Assets
Current assets:
Cash	$356,882	$890,415
Accounts receivable (net of allowance for doubtful accounts of $172,777 and $118,597 at July 31, 2012 and April 30, 2012, respectively)	1,220,964	1,070,293
Prepaid expenses and other current assets	105,766	132,036
Total current assets	1,683,612	2,092,744

Property and equipment, net	133,377	154,673
Goodwill	2,136,836	2,136,836
Patent	5,582,213	5,971,670
Other assets	28,031	28,729
TOTAL ASSETS	$9,564,069	$10,384,652

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,572,580	$1,894,043
Accrued expenses	772,305	708,874
Notes payable, current portion, net of unamortized discount of $340,761 and $340,303 at July 31, 2012 and April 30, 2012, respectively	1,650,761	1,196,013
Notes payable related parties, current portion, net of unamortized discount of $101,796 and $161,685 at July 31, 2012 and April 30, 2012, respectively	1,068,942	1,627,524
Lease payable, current portion	10,704	10,704
Deferred revenue	302,585	385,146
Total current liabilities	5,377,877	5,822,304
Long-term liabilities:
Notes payable, net of current portion, net of unamortized discount of $447,387 and $530,268 at July 31, 2012 and April 30, 2012, respectively	3,392,407	4,249,731
Notes payable related parties, net of current portion, net of unamortized discount of $1,782 and $7,045 at July 31, 2012 and April 30, 2012, respectively	2,793,552	2,225,041
Lease payable, net of current portion	16,557	18,988
Other liabilities	782,369	754,091
Total liabilities	12,362,762	13,070,155

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 147,547,607 shares issued and outstanding, at July 31, 2012 and April 30, 2012	147,547	147,547
Additional paid-in capital	10,206,233	10,164,724
Accumulated deficit	(13,152,473)	(12,997,774)
Total stockholders’ deficit	(2,798,693)	(2,685,503)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,564,069	$10,384,652

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended July 31,
	2012	2011

Sales, net	$2,175,067	$2,941,673

Costs of goods sold	424,976	851,497

Gross profit	1,750,091	2,090,176

Expenses:
Selling, general and administrative expenses	981,942	1,336,011
Depreciation and amortization	410,752	577,251
Total Operating expenses	1,392,694	1,913,262
Operating income	357,397	176,914

Other income (expense), net:
Interest expense	(511,996)	(695,982)
Other income (expense), net	(100)	(2,592)
Total other income (expense), net	(512,096)	(698,574)
Income (loss) before income taxes	(154,699)	(521,660)
Income taxes	—	—
Net loss	$(154,699)	$(521,660)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average number shares outstanding	147,547,607	146,972,901

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, April 30, 2012	147,547,607	$147,547	$10,164,724	$(12,997,774)	$(2,685,503)
Stock-based compensation expense	—	—	41,509	—	41,509
Net income	—	—	—	(154,699)	(154,699)
Balance, July 31, 2012	147,547,607	$147,547	$10,206,233	$(13,152,473)	$(2,798,693)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended July 31,
	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$(154,699)	$(521,660)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	410,752	577,251
Amortization of loan discount	147,352	255,217
Provision for doubtful accounts	76,908	34,371
Stock-based compensation	41,509	37,446
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(227,579)	243,323
Prepaid expenses and other current assets	26,270	(78,537)
Other assets	698	(263)
Accounts payable	(311,462)	(630,621)
Accrued expenses	63,431	97,829
Deferred revenue	(82,561)	(130,481)
Other liabilities	28,279	32,446
Net cash provided by operating activities	18,898	(83,679)
Cash Flows from Investing Activities
Purchases of property and equipment	—	(13,101)
Net cash used in investing activities	—	(13,101)
Cash Flows from Financing Activities
Fees paid for debt issuance	—	(62,500)
Payments on capital lease	(2,431)	—
Principal payments on related party notes payable	(65,000)	(204,984)
Principal payments on debt	(485,000)	(125,000)
Net cash used in financing activities	(552,431)	(392,484)
Net increase (decrease) in cash	(533,533)	(489,264)
Cash at beginning of period	890,415	934,250
Cash at end of period	$356,882	$444,986
Cash paid for:
Interest	$224,207	$372,810
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Condensed Consolidated Financial Statements

July 31, 2012

(unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of July 31, 2012 and for the three months ended July 31, 2012 and 2011 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three month period ended July 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld consolidated financial statements as of and for the year ended April 30, 2012, as filed with the SEC on Form 10-K.

Organization

The Company was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc. Effective May 1, 2007, we changed our name to CornerWorld Corporation.

The Company provides certain marketing services through its Enversa Companies LLC, a Texas limited liability company (“Enversa”) operating subsidiary.   CornerWorld is the sole member of Enversa.   Enversa is a technology-oriented direct response marketing company. Using its proprietary technology, Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa utilizes a pay-for-performance pricing model which is very appealing to clients because it ensures that they are billed solely for campaign performance. Enversa also operates several ad networks and a proprietary request for proposal (RFP) technology that highlights promotional offers from a variety of corporate clients.    Enversa also provides search engine optimization services (“SEO”), domain leasing and website management services on a recurring monthly basis to over 300 customers.

The Company provides telecommunications services through its wholly-owned subsidiary, Woodland Holdings Corp. (“Woodland Holdings”).  Woodland Holdings is the owner of S Squared, LLC, doing business in the state of Michigan as “Ranger Wireless LLC” (“Ranger”).   RANGER® is a shortcode application service provider to the wireless industry. The core service offered is 611 Roaming Service™, a patented application providing seamless means for connecting wireless subscribers to reach their home providers customer service call center while roaming on another provider’s network. Calls are sent to RANGER® for treatment from nearly 40 wireless providers throughout North America. On an annual basis, RANGER® processes approximately 14 million calls with an infrastructure capable of handling millions more. RANGER® also manages an online portal which allows carriers access to their monthly statements and reporting on call volume to and from their company.

Woodland Holdings also provides telephony and internet services through its subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2 Communications”).  As a provider of Internet Protocol Television (IPTV), Internet and VoIP services, T2 Communications delivers leading-edge technology to business customers in Michigan. Offerings include: phone lines, Internet connections, long distance and toll-free services. T2 Communications is a Competitive Local Exchange Carrier (CLEC).  PSM holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes.

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

At Enversa, revenue is recognized along with the related cost of revenue as leads are delivered. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Amounts billed to clients in advance of delivery of leads are classified under current liabilities as deferred revenue. Revenue is also recognized monthly as SEO services are provided or in the form of revenues from domain leases.

At Ranger, revenue is recognized monthly as telecommunications services, such as minutes and calls, among other things, are provided to customers. For T2 Communication, the majority of revenue is derived from month-to-month, bundled service contracts for the phone and internet services used by each customer. Revenue is recognized as the services are provided.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired. No impairment charges have been recorded as of July 31, 2012.

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

3. Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following:

	July 31, 2012	April 30, 2012	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3
	11,904,792	11,904,792
Accumulated amortization	(6,322,579)	(5,933,122)
	$5,582,213	$5,971,670

Amortization expense related to identifiable intangible assets totaled $389,457 and $472,791 for the three months ended July 31, 2012 and 2011, respectively.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Debt

	As of
	July 31, 2012	April 30, 2012
Long-term Debt
Notes payable to Emerald Crest Capital (the “Senior Lender”); the notes mature March 31, 2015. The interest rate was floating at LIBOR plus 12%; the note’s floor utilizes a minimum LIBOR of 3%. At July 31, 2012 the total rate was 15%. These notes are collateralized by all assets of the Company.	$4,375,000	$4,500,000
Note payable IU Holdings, LP; the note matures February 28, 2015. At July 31, 2012, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	1,500,000	1,500,000
Note payable to IU Investments, LLC, due March 31, 2016. At July 31, 2012, the interest rate was 10%. These notes are collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	527,915	527,915
Notes payable to Internet University and the other selling members of Enversa; the notes mature March 31, 2016. At July 31, 2012 the interest rate was 10.0%. These notes are collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	1,364,199	1,364,199
Note payable to Internet University; the note matures February 28, 2013. At July 31, 2012, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	235,000	300,000
Note payable to Ned B. Timmer; the note matures April 30, 2016. At July 31, 2011, the interest rate was 10%. This note is collateralized by all assets of Woodland Holdings, Corporation, including the Ranger patent.	1,440,000	1,800,000
Note payable to CEO; the note matures July 31, 2015. At July 31, 2012, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	338,958	338,958
Note payable to Kelly Larabee Morlan; the note matures December 31, 2013. At July 31, 2012, the interest rate was 10%. This note is not collateralized.	16,316	16,316
Total debt	9,797,388	10,347,388
Less current portion of long-term debt	(2,277,146)	(3,325,525)
Non-current portion of long-term debt	$7,520,242	$7,021,863

On March 29, 2011, the Company also entered into a warrant purchase agreement with the Senior Lender.  Pursuant to the Purchase Agreement, the Company issued the Senior Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Senior Lender may purchase up to 8,762,008 shares of the Company’s common stock for an aggregate price of $100.  The warrant has a 5 year term and contains certain put and call provisions.  The Warrant is not exercisable prior to March 30, 2014.  Using the Black-Scholes model, the original value of the warrant issued to the Senior Lender was less than the net present value of the minimum $1,000,000 cash value of the warrants. Therefore, the net present value of $1,000,000, totaling $642,899 was recorded as a loan discount, which is being amortized to earnings as additional interest expense over the remaining term of the loan.  The warrant is revalued at each reporting date, and adjusted to earnings. In addition, other loan fees of $717,569 were incurred from the issuance of 75,104,584 shares of the Company’s stock, $512,750 was paid or accrued, and $52,467 was incurred from the grant of additional warrants during March 2011. These fees are being amortized to earnings as additional interest over the remaining term of the loans. The unamortized balance of these deferred costs was $891,950 and $1,039,302 at July 31 and April 30, 2012, respectively, and is reflected as a loan discount to the outstanding balance of $9,797,388 at July 31, 2012.

The note payable to the Senior Lender includes certain restrictive covenants with respect to the Company’s earnings, leverage and accounts payable. As of July 31, 2012, the Company believes that it is in compliance with all restrictive covenants.

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

The Company issued no stock options pursuant to this plan during the three months ended July 31, 2012.

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

The Company issued no stock options pursuant to this plan during the three months ended July 31, 2012.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	July 31, 2012
	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	2,105,000
Stock Compensation Plan	4,000,000	3,075,000
	8,000,000	5,180,000

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

	For the three month periods ended July 31,
	2012	2011

Expected term (in years)	—	5.0
Expected volatility	—	67.8%
Risk-free interest rate	—	2.1%
Dividend yield	—	0.0%

A summary of activity under the Stock Plans and changes during the period ended July 31, 2012 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2012	2,910,000	$0.35	3.12	$44,600
Issued	—	—	—	—
Cancelled/forfeited	(90,000)	0.20
Exercised	—	—
Outstanding at July 31, 2012	2,820,000	$0.35	2.51	$—
Options vested and expected to vest*	2,750,000	$0.35	2.51	$—
Options exercisable at end of period	1,836,250	$0.40	1.89	$—

*	Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.

As of July 31, 2012 and 2011, the Company recognized $41,509 and $37,446 of stock-based compensation expense, respectively. As of July 31, 2012 there was $267,259 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 2.51 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

Three Months Ended July 31, 2012	Marketing Services	Communications Services	Corporate	Consolidated

Revenue	$665,794	$1,509,273	$—	$2,175,067
Income (loss) from continuing operations before tax	163,135	483,740	(801,574)	(154,699)
Net (loss) income	163,135	483,740	(801,574)	(154,699)
Total assets	397,371	8,453,534	713,164	9,564,069
Intangibles	—	5,582,213	—	5,582,213
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	1,546	396,751	12,455	410,752

Three Months Ended July 31, 2011	Marketing Services	Communications Services	Corporate	Consolidated

Revenue	$1,469,573	$1,472,100	$—	$2,941,673
Income (loss) from continuing operations before tax	28,638	298,485	(848,783)	(521,660)
Net (loss) income	28,638	298,485	(848,783)	(521,660)
Total assets	1,137,897	10,033,765	685,062	11,856,724
Intangibles	27,770	7,140,041	—	7,167,811
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	84,697	476,380	16,174	577,251

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

8. Related Party Transactions

On August 27, 2008 the Company entered into promissory notes (collectively the “Tier 4 Junior Notes”) totaling $1,500,000 with Internet University, Inc., Marc Blumberg and Marc Pickren.   Mr. Blumberg is a member of the Company’s Board of Director as well as the president of Internet University, Inc. and Mr. Pickren is the President of the Company.   The Company recorded interest of $34,863 and $52,294 on these facilities during the three month periods ended July 31, 2012 and 2011, respectively.  The balance of the Tier 4 Junior Notes totaled $1,364,199 at July 31, 2012.

On February 23, 2009, the Company entered into a promissory note (the “Tier 3 Junior Note”) totaling $1,900,000 with IU Investments, LLC (“IUI”). IUI is an entity owned by the parents of the Company’s Chief Executive Officer.  Interest is payable at the Company’s discretion at a rate of 10% per annum.   The Company recorded interest of $13,491 and $14,892 on this facility during the three month periods ended July 31, 2012 and 2011, respectively.   The balance of this note totaled $527,915 at July 31, 2012.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

On March 30, 2011, the Company entered into a subordinated $1.5 million promissory note (the “Tier 2 Junior Note”) with IU Holdings, LP (“IUH”). Interest on the outstanding principal amount under the Tier 2 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce IUH to enter into the Tier 2 Junior Note, the Company issued to IUH, 48,414,132 shares of CornerWorld Corporation Common stock. IUH is a partnership whose limited partners include the parents of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, serves as the manager of IU Holdings, GP, LLC which is the general partner of IUH.  The Company recorded approximately $37,808 and $45,370 in interest on this facility, during the three month periods ended July 31, 2012 and 2011, respectively.  The balance of this note totaled $1,500,000 at July 31, 2012.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University.   Interest on the outstanding principal amount under the Tier 5 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce Internet University to enter into the Tier 5 Junior Note, the Company issued to Internet University, 12,910,435 shares of CornerWorld Corporation Common stock.  The Company recorded interest of $7,142 and $13,233 on this facility during the three month periods ended July 31, 2012 and 2011, respectively.  The balance of this note totaled $235,000 at July 31, 2012.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.   Interest on the outstanding principal amount under the Tier 7 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation Common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable.  The Company recorded interest of $8,544 and $9,186 on this facility during the three month periods ended July 31, 2012 and 2011, respectively.  The balance of this note totaled $338,958 at July 31, 20112.

The Company is party to a lease agreement with 13101 Preston Road, LP. pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts created by the father of the Company’s Chief Executive Officer. The Company paid $38,472 and $50,761 in rent during the three month periods ended July 31, 2012 and 2011, respectively.

In addition, the Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $15,000 from this entity during the three month period ended July 31, 2012.

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

Three Months ended July 31, 2012 Highlights:

•	We paid down $550,000 in principal on our outstanding debt.

•

After removal of non-cash amortization of loan discounts (interest expense) totaling $147,352, depreciation & amortization and stock-based compensation expense totaling $410,752 and $41,509, respectively, the Company’s pro-forma profit for the three months ended July 31, 2012 would have totaled approximately $444,914. See the table that follows for more details. The Company expects to generate positive operating cash flows for the fiscal year ending April 30, 2013.

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

___________________________

1 This measure presented may not be comparable to similarly titled measures reported by other companies.

Reconciliation between GAAP Net Income and Adjusted Net Income:

	For the three month period ended July 31, 2012	Per share data

Net loss	$(154,699)	$0.00

Non-cash charges:
Amortization of loan discounts (interest)	147,352	0.00
Stock-based compensation	41,509	0.00
Depreciation and amortization	410,752	0.00
Total non-cash charges	599,613	0.00

Pro-forma net income	$444,914	$0.00
Weighted average common shares outstanding:
Basic and diluted	147,547,607	147,547,607

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended July 31, 2012, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended July 31, 2012 to the three months ended July 31, 2011

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues and Gross profit:

Our marketing services segment had revenues totaling $665,794 for the three month period ended July 31, 2012 as compared to $1,469,573 for the three month period ended July 31, 2011. This decrease is due to a general reduction in the market for lead generation services in the for-profit education institution vertical as well as the loss of a significant enterprise client during the second half of the fiscal year ended April 30, 2012. That client generated significant revenues for our marketing services segment during the three month period ended July 31, 2011.

Similarly, gross profit at our direct marketing segment decreased for the three months ended July 31, 2012 to $422,192 from $831,323 for the three month period ended July 31, 2011. Gross profit as a percentage of revenue increased from 63.3% to 42.0% due to an increase in sales of higher margin search engine optimization and site lease services.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses totaled $257,511 for the three months ended July 31, 2012 as compared to $715,002 for the corresponding period in the prior year. The decrease of $457,491 is primarily due to decreases in headcount, rent and utilities associated with cost cutting measures resulting from the loss of a large customer.  In addition, we reallocated salaries of certain personnel to corporate due to the fact that their contributions were to Company overall and were not simply limited to the marketing services segment.

Net Income

Net income totaled $163,135 for the three months ended July 31, 2012 as compared to net income of $28,638 for the corresponding period in the prior year. The net income improvement is primarily due to cost reductions enacted in our marketing services segment as well as reallocation of certain salaries to the corporate segment.

Communications services

Our communications services segment consists of our Woodland Holdings division.

Revenues and Gross profit:

Our communications services segment had revenues totaling $1,509,273 for the three month period ended July 31, 2012 as compared to $1,472,100 for the three month period ended July 31, 2011. This increase is primarily due to the fact that the Company experienced an increase in roaming revenues due to the complexities of new smart phones being purchased by consumers.

For the same reasons, gross profit increased for the three months ended July 31, 2012 to $1,327,899 from $1,258,853 for the three month period ended July 31, 2011. Gross profit as a percentage of revenue improved to 88.0% during the three months ended July 31, 2012 as compared to 85.5% during the corresponding period in the prior year.  The margin improvement was primarily due to a credit we received from the carrier who provides our network infrastructure.

Selling, General and Administrative

SG&A expenses totaled $129,525 for the three month period ended July 31, 2012 as compared to $126,949 for the three month period ended July 31, 2011. There was no significant difference in the SG&A expenses for these periods.

Net Income

Net income totaled $483,740 for the three months ended July 31, 2012 as compared to net income of $298,485 for the corresponding period in the prior year. The increase of $185,255 is primarily due to the improvement in revenues plus a decrease in interest expenses resulting from our paydown of $550,000 in debt.

Corporate

Selling, General and Administrative

SG&A costs totaled $594,906 for the quarter ended July 31, 2012 versus $494,060 for the corresponding period in the prior year. The increase of $100,846 is primarily due to the fact that we reallocated certain employees' salaries to corporate effective May 1, 2012.

Liquidity and Capital Resources

As of July 31, 2012, we have a working capital deficit of approximately $3.6 million and cash of $356,882. Our working capital deficit is primarily related to certain large accounts payable associated with our 2009 acquisitions through Woodland Holdings as well as the short-term nature of selected tranches of the debt we issued in March 2011 when we recapitalized the Company. We believe the cash flows from our existing operations will be adequate to manage our debt commitments and we have good relationships with the vendors associated with the large accounts payable who we continue to pay with excess cash flow. Management expects that its current cash and operational cash flow will be sufficient to meet our liquidity needs for the next year.

We had no investing activity for the three month period ended July 31, 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2012. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

Item 4. Mine Safety Disclosures

Not applicable

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

CORNERWORLD CORPORATION
Registrant

September 14, 2012	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer