Form 10-Q
period 2012-10-31
Cornerworld Corp
filed 2012-12-14
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2012

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

Yes ___  No   X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of December 13, 2012 was 157,313,704.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):	1

	Condensed Consolidated Balance Sheets as of October 31, 2012 and April 30, 2012 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended October 31, 2012 and 2011	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months Ended October 31, 2012	3

	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended October 31, 2012 and 2011	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

3	Quantitative and Qualitative Disclosure about Market Risk	18

4	Controls and Procedures	18

	PART II. OTHER INFORMATION

1	Legal Proceedings	19

1A	Risk Factors	19

2	Unregistered Sales of Equity Securities and Use of Proceeds	19

3	Defaults Upon Senior Securities	19

4	Mine Safety Disclosures	19

5	Other Information	19

6	Exhibits	19

	Signatures	20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	October 31, 2012	April 30, 2012
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,119,797	$890,415
Accounts receivable (net of allowance for doubtful accounts of $212,782 and $118,597 at October 31, 2012 and April 30, 2012, respectively)	1,095,164	1,070,293
Prepaid expenses and other current assets	124,587	132,036
Total current assets	2,339,548	2,092,744

Property and equipment, net	111,791	154,673
Goodwill	2,136,836	2,136,836
Patent	5,192,756	5,971,670
Other assets	28,032	28,729
TOTAL ASSETS	$9,808,963	$10,384,652

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,533,117	$1,894,043
Accrued expenses	704,013	708,874
Notes payable, current portion, net of unamortized discount of $336,528 and $340,303 at October 31, 2012 and April 30, 2012, respectively	1,806,023	1,196,013
Notes payable related parties, current portion, net of unamortized discount of $53,837 and $161,685 at October 31, 2012 and April 30, 2012, respectively	677,567	1,627,524
Lease payable, current portion	10,704	10,704
Deferred revenue	632,836	385,146
Total current liabilities	5,364,260	5,822,304
Long-term liabilities:
Notes payable, net of current portion, net of unamortized discount of $368,151 and $530,268 at October 31, 2012 and April 30, 2012, respectively	3,196,390	4,249,731
Notes payable related parties, net of current portion, net of unamortized discount of $0 and $7,045 at October 31, 2012 and April 30, 2012, respectively	1,819,693	2,225,041
Lease payable, non-current portion	14,105	18,988
Other liabilities	811,832	754,091
Total liabilities	11,206,280	13,070,155

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 157,313,704 and 147,547,607 shares issued and outstanding, at October 31, 2012 and April 30, 2012, respectively	157,313	147,547
Additional paid-in capital	11,702,890	10,164,724
Retained earnings (accumulated deficit)	(13,257,520)	(12,997,774)
Total stockholders’ deficit	(1,397,317)	(2,685,503)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,808,963	$10,384,652

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2012	2011	2012	2011

Sales, net	$1,868,331	$2,914,058	$4,043,398	$5,855,731

Costs of goods sold	351,502	728,924	776,478	1,580,421

Gross profit	1,516,829	2,185,134	3,266,920	4,275,310

Expenses:
Selling, general and administrative expenses	711,827	1,619,189	1,693,769	2,955,200
Depreciation and amortization	411,044	518,505	821,796	1,095,756
Total Operating expenses	1,122,871	2,137,694	2,515,565	4,050,956
Operating income	393,958	47,440	751,355	224,354

Other income (expense), net:
Interest expense	(499,005)	(581,100)	(1,011,001)	(1,277,082)
Other income (expense), net	—	62,252	(100)	59,660
Total other expense, net	(499,005)	(518,848)	(1,011,101)	(1,217,422)
Loss before income taxes	(105,047)	(471,408)	(259,746)	(993,068)
Income taxes	—	—	—	—
Net loss	$(105,047)	$(471,408)	$(259,746)	$(993,068)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$(0.01)

Basic and diluted weighted average number shares outstanding	147,547,607	147,207,875	147,547,607	147,090,388

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Shares
	Shares	Amount

Balance, April 30, 2012	147,547,607	$147,547	$10,164,724	$(12,997,774)	$(2,685,503)
Stock-based compensation expense	—	—	83,016	—	83,016
Conversion of debt to common stock	9,766,097	9,766	1,455,150	—	1,464,916
Net loss	—	—	—	(259,746)	(259,746)
Balance, October 31, 2012	157,313,704	$157,313	$11,702,890	$(13,257,520)	$(1,397,317)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months ended October 31,
	2012	2011

Cash Flows from Operating Activities
Net loss	$(259,746)	$(993,068)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	821,796	1,095,756
Amortization of discount on debt	281,562	469,384
Provision for doubtful accounts	112,258	136,457
Stock-based compensation	83,016	74,892
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(137,129)	(411,986)
Prepaid expenses and other current assets	7,449	19,200
Goodwill	—	—
Other assets	697	(278)
Accounts payable	(350,925)	(746,700)
Accrued expenses	94,856	230,787
Deferred revenue	247,690	240,174
Other liabilities	57,741	57,664
Net cash provided by operating activities	959,265	172,282

Cash Flows from Investing Activities
Proceeds from sale of fixed assets	—	5,900
Purchases of property and equipment	(469)	(14,601)
Net cash used in investing activities	(469)	(8,701)

Cash Flows from Financing Activities
Fees paid for debt issuance	—	(62,500)
Payments on capital leases	(4,414)	—
Principal payments on related party notes payable	(115,000)	(204,984)
Principal payments on debt	(610,000)	(250,000)
Net cash used in financing activities	(729,414)	(517,484)
Net increase (decrease) in cash	229,382	(353,903)
Cash at beginning of period	890,415	934,250
Cash at end of period	$1,119,797	$580,347

Cash paid for:
Interest	$473,622	$717,657
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Condensed Consolidated Financial Statements

October 31, 2012

(unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of October 31, 2012 and for the three and six month periods ended October 31, 2012 and 2011 contained in this Quarterly Report (collectively, “the Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and six month periods ended October 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld audited consolidated financial statements as of and for the year ended April 30, 2012, as filed with the SEC on Form 10-K on July 30, 2012.

Organization

The Company was incorporated in the State of Nevada, on November 9, 2004.

The Company provides certain marketing services through its operating subsidiary Enversa Companies LLC, a Texas limited liability company (“Enversa”).  CornerWorld is the sole member of Enversa.   Enversa is a technology-oriented direct response marketing company. Using its proprietary technology, Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa utilizes a pay-for-performance pricing model which is very appealing to clients because it ensures that they are billed solely for campaign performance. Enversa also operates several ad networks and a proprietary request for proposal (RFP) technology that highlights promotional offers from a variety of corporate clients.    Enversa also provides search engine optimization services (“SEO”), domain leasing and website management services on a recurring monthly basis to over 300 customers.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired. No impairment charges have been recorded as of October 31, 2012.

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

3. Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following:

	October 31, 2012	April 30, 2012	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3
	11,904,792	11,904,792
Accumulated amortization	(6,712,036)	(5,933,122)
	$5,192,756	$5,971,670

Amortization expense related to identifiable intangible assets totaled $389,457 and $417,227 for the three month periods ended October 31, 2012 and 2011, respectively, and $778,914 and $890,018 for the six month periods ended October 31, 2012 and 2011, respectively.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Debt

	As of
	October 31, 2012	April 30, 2012
Long-term Debt
Notes payable to Emerald Crest Capital (the “Senior Lender”); the notes mature March 31, 2015. The interest rate was floating at LIBOR plus 12%; the notes’ floor utilizes a minimum LIBOR of 3%. At October 31, 2012 the total rate was 15%. These notes are collateralized by all assets of the Company.	$4,250,000	$4,500,000
Note payable IU Holdings, LP; the note matures February 28, 2015. At October 31, 2012, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	1,500,000	1,500,000
Note payable to IU Investments, LLC, due March 31, 2016. At October 31, 2012, the interest rate was 10%. These notes are collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	527,915	527,915
Notes payable to Internet University and the other selling members of Enversa; the notes were converted to equity on October 31, 2012. See also note 8, Related Party Transactions.	—	1,364,199
Note payable to Internet University; the note matures April 30, 2013. At October 31, 2012, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	185,000	300,000
Note payable to Ned B. Timmer; the note matures April 30, 2016. At October 31, 2012, the interest rate was 10%. This note is collateralized by all assets of Woodland Holdings, Corporation, including the Ranger patent.	1,440,000	1,800,000
Note payable to CEO; the note matures July 31, 2015. At October 31, 2012, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	338,958	338,958
Note payable to Kelly Larabee Morlan; the note matures December 31, 2013. At October 31, 2012, the interest rate was 10%. This note is not collateralized.	16,316	16,316
Total debt	8,258,189	10,347,388
Less current portion of long-term debt	(2,093,225)	(3,325,525)
Non-current portion of long-term debt	$6,164,964	$7,021,863

On March 29, 2011, the Company issued common stock purchase warrants to the Senior Lender (the “Warrants”), pursuant to which the Senior Lender may purchase up to 8,762,008 shares of the Company’s common stock for an aggregate price of $100. The Warrants have a 5 year term and contain certain put and call provisions. The Warrants are not exercisable prior to March 30, 2014. Using the Black-Scholes model, the original value of the Warrants issued to the Senior Lender were less than the net present value of the minimum $1,000,000 cash put value of the Warrants. Therefore, the net present value of $1,000,000, totaling $642,899 was recorded as a loan discount, which is being amortized to earnings as additional interest expense over the remaining term of the loan. The Warrants are revalued at each reporting date, and adjusted to earnings. In addition, other loan fees of $717,569 were incurred from the issuance of 75,104,584 shares of the Company’s stock, $512,750 was paid or accrued, and $52,467 was incurred from the grant of additional warrants during March 2011. These fees are being amortized to earnings as additional interest over the remaining term of the loans. The unamortized balance of these deferred costs was $758,516 and $1,039,302 at October 31 and April 30, 2012, respectively, and is reflected as a loan discount to the outstanding balance of $8,258,189 at October 31, 2012.

The notes payable to the Senior Lender includes certain restrictive covenants with respect to the Company’s earnings, leverage and accounts payable. As of October 31, 2012, the Company believes that it is in compliance with all restrictive covenants.

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

The Company issued no stock options pursuant to this plan during the three and six months ended October 31, 2012.

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

The Company issued no stock options pursuant to this plan during the three and six months ended October 31, 2012.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	October 31, 2012
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

	For the three month periods Ended October 31		For the six month periods Ended October 31
	2012	2011	2012	2011

Expected term (in years)	—	5.0	—	5.0
Expected volatility	—%	99.1%	—%	99.1%
Risk-free interest rate	—%	1.0%	—%	1.0%
Dividend yield	—%	0.0%	—%	0.0%

A summary of activity under the Stock Plans and changes during the period ended October 31, 2012 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2012	2,910,000	$0.35	3.12	$44,600
Issued	—	—	—	—
Cancelled/forfeited	(90,000)	0.20
Exercised	—	—
Outstanding at October 31, 2012	2,820,000	$0.35	2.26	$—
Options vested and expected to vest*	2,635,000	$0.36	2.17	$—
Options exercisable at end of period	1,912,500	$0.39	1.63	$—

*	Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.

For the three month periods ended October 31, 2012 and 2011, the Company recognized $41,507 and $37,446  of stock-based compensation expense, respectively, and for the six month periods ended October 31, 2012 and 2011, the Company recognized $83,016 and $74,892 of stock-based compensation expense, respectively. As of October 31, 2012 there was $225,750 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 2.26 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended October 31, 2012
Revenue	$425,545	$1,442,786	$—	$1,868,331
Income (loss) from continuing operations before tax	186,374	390,844	(682,265)	(105,047)
Net (loss) income	186,374	390,844	(682,265)	(105,047)
Total assets	354,252	8,726,239	728,472	9,808,963
Intangibles	—	5,192,756	—	5,192,756
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	1,546	396,751	12,747	411,044

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended October 31, 2011
Revenue	$1,234,927	$1,679,131	$—	$2,914,058
Income (loss) from continuing operations before tax	48,371	499,934	(1,019,713)	(471,408)
Net (loss) income	48,371	499,934	(1,019,713)	(471,408)
Total assets	964,246	10,176,725	783,710	11,924,681
Intangibles	—	6,750,584	—	6,750,584
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	29,316	472,777	16,412	518,505

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Six Months Ended October 31, 2012
Revenue	$1,092,339	$2,951,059	$—	$4,043,398
Income (loss) from continuing operations before tax	349,509	874,584	(1,483,839)	(259,746)
Net (loss) income	349,509	874,584	(1,483,839)	(259,746)
Total assets	354,252	8,726,239	728,472	9,808,963
Intangibles	—	5,192,756	—	5,192,756
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	3,092	793,502	25,202	821,796

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Six Months Ended October 31, 2011
Revenue	$2,704,500	$3,151,231	$—	$5,855,731
Income (loss) from continuing operations before tax	77,009	798,419	(1,868,496)	(993,068)
Net (loss) income	77,009	798,419	(1,868,496)	(993,068)
Total assets	964,246	10,176,725	783,710	11,924,681
Intangibles	—	6,750,584	—	6,750,584
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	114,013	949,157	32,586	1,095,756

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

8. Related Party Transactions

On August 27, 2008 the Company entered into promissory notes (collectively the “Tier 4 Junior Notes”) totaling $1,500,000 with Internet University, Inc., Marc Blumberg and Marc Pickren. Mr. Blumberg is a member of the Company’s Board of Director as well as the president of Internet University, Inc. and Mr. Pickren is the President of the Company. The Company recorded interest of $69,726 and $93,029 on this facility during the six month periods ended October 31, 2012 and 2011, respectively. On October 31, 2012, the Company converted the balance of these notes totaling $1,364,199 as well as all outstanding accrued interest in the amount of $100,716, into 9,766,097 shares of the Company’s common stock at a rate of $0.15 per share. The average trading price of the Company’s common stock for the five days prior to the conversion was $0.04 and the difference was accounted for as paid in capital from a related party in the amount of $1,455,150. The conversion price was determined based on negotiation between the Company and the holders of the Tier 4 Junior Notes.

On February 23, 2009, the Company entered into a promissory note (the “Tier 3 Junior Note”) totaling $1,900,000 with IU Investments, LLC (“IUI”). IUI is an entity owned by the family of the Company’s Chief Executive Officer.  Interest is payable at the Company’s discretion at a rate of 10% per annum.  The Company recorded interest of $26,992 and $28,384 on this facility during the six month periods ended October 31, 2012 and 2011, respectively.   The balance of this note totaled $527,915 at October 31, 2012.

On March 30, 2011, the Company entered into a subordinated $1.5 million promissory note (the “Tier 2 Junior Note”) with IU Holdings, LP (“IUH”). Interest on the outstanding principal amount under the Tier 2 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce IUH to enter into the Tier 2 Junior Note, the Company issued to IUH, 48,414,132 shares of CornerWorld Corporation Common stock. IUH is a partnership whose limited partners include the family of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, serves as the manager of IU Holdings, GP, LLC which is the general partner of IUH.  The Company recorded approximately $75,616 and $85,726 in interest on this facility, during the six month periods ended October 31, 2012 and 2011, respectively.  The balance of this note totaled $1,500,000 at October 31, 2012.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University.   Interest on the outstanding principal amount under the Tier 5 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce Internet University to enter into the Tier 5 Junior Note, the Company issued to Internet University, 12,910,435 shares of CornerWorld Corporation Common stock.  The Company recorded interest of $12,641 and $22,068 on this facility during the six month periods ended October 31, 2012 and 2011, respectively.  The balance of this note totaled $185,000 at October 31, 2012.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.   Interest on the outstanding principal amount under the Tier 7 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation Common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable.  The Company recorded interest of $17,087 and $17,730 on this facility during the six month periods ended October 31, 2012 and 2011, respectively.  The balance of this note totaled $338,958 at October 31, 20112.

The Company is party to a lease agreement with 13101 Preston Road, LP. pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts controlled by the family of the Company’s Chief Executive Officer. The Company paid $61,972 and $101,522 in rent during the six month periods ended October 31, 2012 and 2011, respectively.

In addition, the Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $30,000 from this entity during the six month period ended October 31, 2012.

9. Subsequent Events

Subsequent to the date of this report, there were no occurrences that had a material impact on the financial statements.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CornerWorld Corporation (hereinafter referred to as “CornerWorld,” the “Company,” “we,” “our,” or “us”) is a marketing and technology services company building services for the increased accessibility of content across mobile, television and Internet platforms. Our key asset is a patented 611 Roaming Service™ from RANGER Wireless Solutions®, which generates revenue by processing over 11 million calls per year from wireless customers and seamlessly connecting them to their service provider.

Six Months ended October 31, 2012 Highlights:

•	We paid down $725,000 in principal on our outstanding debt.

•	We converted $1,364,199 in principal on our outstanding debt as well as $100,716 of accrued interest to equity via the issuance of common shares at the rate of $0.15/share.

•

After removal of non-cash amortization of loan discounts (interest expense) totaling $281,562, bad debt expense totaling $112,258, depreciation & amortization and stock-based compensation expense totaling $821,796 and $83,016, respectively, the Company’s pro-forma profit for the three months ended October 31, 2012 would have totaled approximately $1,038,886. See the table that follows for more details. The Company expects to continue generating positive operating cash flows for the fiscal year ending April 30, 2013.

•

As noted in our quarterly report on Form 10-Q for the three month period ended July 31, 2012 as well as our annual report on Form 10-K for the year ended April 30, 2012, during the quarter ended October 31, 2011, we lost a significant enterprise client. This loss was due to the client discontinuing the outsourcing of its lead generation campaigns resulting from significant decreases in federal funding of for-profit educational institutions.

We define “Adjusted Net Income1” as net loss after removal of non-cash charges including amortization of loan discounts (interest expense), bad debt expense, depreciation, amortization of intangibles and stock-based compensation. Management believes pro-forma net income provides useful additional information concerning the Company’s potential profitability. However, Adjusted Net Income is not a measure of financial performance under the United States’ Generally Accepted Accounting Principles (“US GAAP”). Accordingly, Adjusted Net Income should not be considered an alternative to net income as an indicator of operating performance. The table that follows provides a reconciliation between US GAAP net income and Adjusted Net Income.

___________________________

1 This measure presented may not be comparable to similarly titled measures reported by other companies.

Reconciliation between US GAAP Net Income and Adjusted Net Income:

	For the six month period ended October 31, 2012	Per share data

Net loss	$(259,746)	$(0.01)

Non-cash charges:
Amortization of loan discounts (interest)	281,562	0.00
Bad debt expense	112,258	0.00
Stock-based compensation	83,016	0.00
Depreciation and amortization	821,796	0.01
Total non-cash charges	1,298,632	0.01

Pro-forma net income	$1,038,886	$0.01

Weighted average common shares outstanding:
Basic and diluted	147,547,607	147,547,607

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended October 31, 2012, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended October 31, 2012 to the three months ended October 31, 2011

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues and Gross profit:

Our marketing segment had revenues totaling $425,545 for the three month period ended October 31, 2012 as compared to $1,234,927 for the three month period ended October 31, 2011. This decrease is due to the loss of a significant enterprise client, deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

As a result of the decrease in revenues, gross profit at our marketing services segment also decreased for the three months ended October 31, 2012 to $298,512 from $753,069 for the three month period ended October 31, 2011. Gross profit as a percentage of revenue increased to 70.1% from 61.0% due to an increase in the sale of higher margin products as a percentage of total revenue.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses totaled $110,592 for the three months ended October 31, 2012 as compared to $675,382 for the corresponding period in the prior year. The decrease of $564,790 is primarily due to decreases in headcount, the outsourcing of multiple back-office functions, the reallocation of certain functions to corporate and also closure of our Houston office.

Net Income:

Net income totaled $186,374 for the three months ended October 31, 2012 as compared to net income of $48,371 for the corresponding period in the prior year. The increase is primarily due to reallocation of certain functions to corporate.

Communications services

Our communications services segment consists of our Woodland division.

Revenues and Gross profit:

Our communications services segment had revenues totaling $1,442,786 for the three month period ended October 31, 2012 as compared to $1,679,131 for the three month period ended October 31, 2011. This decrease is primarily due to the reduction of roaming traffic and call volumes resulting from the continued buildout of nationwide mobile carrier networks.

As a result of the decrease in revenues, gross profit also decreased for the three months ended October 31, 2012 to $1,218,317 from $1,432,065 for the three month period ended October 31, 2011. Gross profit as a percentage of revenue decreased only slightly to 84.4% for the three months ended October 31, 2012 from 85.3% during the three months ended October 31, 2011.

Selling, General and Administrative Expenses:

SG&A expenses totaled $114,624 for the three months ended October 31, 2012 as compared to $125,863 for the corresponding period in the prior year. The decrease of $11,239 is primarily due to cost savings resulting from staff reductions and other cost cutting measures.

Net Income:

Net income totaled $390,844 for the three months ended October 31, 2012 as compared to a net income of $499,934 for the corresponding period in the prior year. The decrease of $109,090 is primarily due to the aforementioned decreases in revenues which were offset, to some extent, by decreases in interest expenses as a result of our continued paydown of debt.

Corporate

Selling, General and Administrative Expenses:

SG&A costs totaled $486,611 for the quarter ended October 31, 2012 versus $817,944 for the corresponding period in the prior year. The decrease of $331,333 is primarily due to a decrease in corporate personnel and rent as well as the absence of approximately $225,000 in fees related to our pursuit of a potential merger during the quarter ended October 31, 2011 that never took place. Expenses for this segment also include all costs associated with corporate overhead, including accounting, legal, corporate governance and other related costs involved in being a publicly traded company.

Comparison of the six months ended October 31, 2012 to the six months ended October 31, 2011

Marketing services

Revenues and Gross profit:

Our marketing services segment had revenues totaling $1,092,339 for the six month period ended October 31, 2012 as compared to $2,704,500 for the six month period ended October 31, 2011. This decrease is due to the loss of a significant enterprise client, deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Similar to the decreases in revenue, gross profit at our marketing services segment decreased for the six months ended October 31, 2012 to $720,704 from $1,584,392  for the six month period ended October 31, 2011. Gross profit as a percentage of revenue increased from 58.6% to 66.0 % due to an increase in the sale of higher margin products as a percentage of total revenue.

Selling, General and Administrative Expenses:

SG&A expenses totaled $368,103 for the six months ended October 31, 2012 as compared to $1,390,384 for the corresponding period in the prior year. The decrease of $1,022,281 is primarily due to decreases in headcount, the outsourcing of multiple back-office functions, the reallocation of certain functions to corporate and closure of our Houston office.

Net Income

Net income totaled $349,509 for the six months ended October 31, 2012 as compared to net income of $77,009 for the corresponding period in the prior year. The increase is primarily due to reallocation of certain functions to corporate.

Communications services

Revenues, Cost of Sales and Gross profit:

Our communications services segment had revenues totaling $2,951,059 for the six month period ended October 31, 2012 as compared to $3,151,231 for the three month period ended October 31, 2011.   The decrease of $200,172 was primarily due to the reduction of roaming traffic and call volumes resulting from the continued buildout of nationwide mobile carrier networks

For similar reasons, gross profit decreased for the six months ended October 31, 2012 to $2,546,216 from $2,690,918 for the corresponding period in the prior year. Gross profit as a percentage of revenue improved slightly to 86.3% during the six months ended October 31, 2012 versus 85.4%.

Selling, General and Administrative Expenses:

SG&A expenses totaled $244,149 for the six months ended October 31, 2012 as compared to $252,812 for the corresponding period in the prior year. The decrease of $8,663 is primarily due to staffing reductions and other cost saving measures enacted at our communications services segment during the year over year period.

Net Income

Net income totaled $874,584 for the six months ended October 31, 2012 as compared to net income of $798,419 for the corresponding period in the prior year. The increase of $76,165 is primarily due to year over year decreases in interest expenses as a result of the continued paydown of debt.

Corporate

Selling, General and Administrative Expenses:

SG&A expenses totaled $1,081,517for the six month period ended October 31, 2012 versus $1,312,004 for the corresponding period in the prior year. The decrease of $230,487 is primarily due to the fact that we incurred approximately $225,000 in costs related to our pursuit of a potential merger during the six months ended October 31, 2011which was never completed.  Expenses for this segment also include all costs associated with corporate overhead, including accounting, legal, corporate governance and other related costs involved in being a publicly traded company.

Liquidity and Capital Resources

As of October 31, 2012, we have a working capital deficit of approximately $3.0 million and cash of $1,119,797. Our working capital deficit is primarily related to certain large accounts payable associated with our 2009 acquisition of Woodland Holdings as well as the short-term nature of selected tranches of the debt we issued in March 2011 when we recapitalized the Company. We believe the cash flows from our existing operations will be adequate to manage our debt commitments and we have good relationships with the vendors associated with the large accounts payable who we continue to pay with excess cash flow. Management expects that its current cash and operational cash flow will be sufficient to meet our liquidity needs for the next year.

We had substantially no investing activity for the six month period ended October 31, 2012.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2012. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

10.1

Amendment No. 7 to Promissory Note dated as of October 31, 2012 between CornerWorld Corporation and  IU Investments, LLC (incorporated by reference to Exhibit 10.1  to the Company’s Form 8-K, filed November 5, 2012)

10.2

Amendment No. 6 to Promissory Note dated as of October 31, 2012 between CornerWorld Corporation and  Internet University, Inc. (incorporated by reference to Exhibit 10.2  to the Company’s Form 8-K, filed November 5, 2012)

10.3

Amendment No. 6 to Promissory Note dated as of October 31, 2012 between CornerWorld Corporation and  Marc Blumberg (incorporated by reference to Exhibit 10.3  to the Company’s Form 8-K, filed November 5, 2012)

10.4

Amendment No. 6 to Promissory Note dated as of October 31, 2012 between CornerWorld Corporation and  Marc Pickren (incorporated by reference to Exhibit 10.4  to the Company’s Form 8-K, filed November 5, 2012)

10.5

Amendment No. 4 to Promissory Note dated as of October 31, 2012 between CornerWorld Corporation and  Internet University, Inc. (incorporated by reference to Exhibit 10.5  to the Company’s Form 8-K, filed November 5, 2012)

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

CORNERWORLD CORPORATION
Registrant

December 14, 2012	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer