Form 10-Q
period 2013-01-31
Cornerworld Corp
filed 2013-03-25
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2013

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

Yes ___  No   X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of March 14, 2013 was 157,313,704.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):	1

	Condensed Consolidated Balance Sheets as of January 31, 2013 and April 30, 2012 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended January 31, 2013 and 2012	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months Ended January 31, 2013	3

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended January 31, 2013 and 2012	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

3	Quantitative and Qualitative Disclosure about Market Risk	21

4	Controls and Procedures	21

	PART II. OTHER INFORMATION

1	Legal Proceedings	22

1A	Risk Factors	22

2	Unregistered Sales of Equity Securities and Use of Proceeds	22

3	Defaults Upon Senior Securities	22

4	Mine Safety Disclosures	22

5	Other Information	22

6	Exhibits	22

	Signatures	23

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	January 31, 2013	April 30, 2012
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,379,303	$890,415
Accounts receivable (net of allowance for doubtful accounts of $188,725 and $118,597 at January 31, 2013 and April 30, 2012, respectively)	635,022	1,070,293
Prepaid expenses and other current assets	117,608	132,036
Total current assets	2,131,933	2,092,744

Property and equipment, net	92,015	154,673
Goodwill	2,136,836	2,136,836
Patent	4,803,299	5,971,670
Other assets	28,038	28,729
TOTAL ASSETS	$9,192,121	$10,384,652

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,347,573	$1,894,043
Accrued expenses	735,357	708,874
Notes payable, current portion, net of unamortized discount of $325,402 and $340,303 at January 31, 2013 and April 30, 2012, respectively	1,150,914	1,196,013
Notes payable related parties, current portion, net of unamortized discount of $20,887 and $161,685 at January 31, 2013 and April 30, 2012, respectively	723,581	1,627,524
Lease payable, current portion	10,704	10,704
Deferred revenue	483,101	385,146
Total current liabilities	4,451,230	5,822,304
Long-term liabilities:
Notes payable, net of current portion, net of unamortized discount of $291,208 and $530,268 at January 31, 2013 and April 30, 2012, respectively	3,664,568	4,249,731
Notes payable related parties, net of current portion, net of unamortized discount of $0 and $7,045 at January 31, 2013 and April 30, 2012, respectively	1,701,629	2,225,041
Lease payable, non-current portion	11,633	18,988
Other liabilities	842,278	754,091
Total liabilities	10,671,338	13,070,155

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 157,313,704 and 147,547,607 shares issued and outstanding, at January 31, 2013 and April 30, 2012, respectively	157,313	147,547
Additional paid-in capital	11,744,398	10,164,724
Retained earnings (accumulated deficit)	(13,380,928)	(12,997,774)
Total stockholders’ deficit	(1,479,217)	(2,685,503)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,192,121	$10,384,652

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2013	2012	2013	2012

Sales, net	$1,680,494	$2,292,764	$5,723,892	$8,148,495

Costs of goods sold	277,482	596,348	1,053,960	2,176,769

Gross profit	1,403,012	1,696,416	4,669,932	5,971,726

Expenses:
Selling, general and administrative expenses	705,663	1,320,049	2,399,432	4,275,249
Depreciation and amortization	409,358	489,163	1,231,154	1,584,919
Total Operating expenses	1,115,021	1,809,212	3,630,586	5,860,168
Operating income (loss)	287,991	(112,796)	1,039,346	111,558

Other income (expense), net:
Interest expense	(411,399)	(552,877)	(1,422,400)	(1,829,959)
Other income (expense), net	—	22,167	(100)	81,827
Total other expense, net	(411,399)	(530,710)	(1,422,500)	(1,748,132)
Loss before income taxes	(123,408)	(643,506)	(383,154)	(1,636,574)
Income taxes	—	—	—	—
Net loss	$(123,408)	$(643,506)	$(383,154)	$(1,636,574)

Basic and diluted loss per share	$0.00	$0.00	$0.00	$(0.01)

Basic and diluted weighted average number shares outstanding	157,313,704	147,487,606	150,802,973	147,222,794

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Shares
	Shares	Amount

Balance, April 30, 2012	147,547,607	$147,547	$10,164,724	$(12,997,774)	$(2,685,503)
Stock-based compensation expense	—	—	124,524	—	124,524
Conversion of debt to common stock	9,766,097	9,766	1,455,150	—	1,464,916
Net loss	—	—	—	(383,154)	(383,154)
Balance, January 31, 2013	157,313,704	$157,313	$11,744,398	$(13,380,928)	$(1,479,217)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months ended January 31,
	2013	2012

Cash Flows from Operating Activities
Net loss	$(383,154)	$(1,636,574)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,231,154	1,584,919
Amortization of discount on debt	402,581	667,322
Provision for doubtful accounts	152,291	193,548
Stock-based compensation	124,524	112,338
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	282,980	170,045
Prepaid expenses and other current assets	14,428	6,512
Other assets	691	(275)
Accounts payable	(536,469)	(845,755)
Accrued expenses	126,200	52,077
Deferred revenue	97,955	56,083
Other liabilities	88,187	83,936
Net cash provided by operating activities	1,601,368	444,176

Cash Flows from Investing Activities
Proceeds from sale of fixed assets	—	17,400
Purchases of property and equipment	(798)	(17,015)
Net cash provided by (used in) investing activities	(798)	385

Cash Flows from Financing Activities
Fees paid for debt issuance	—	(62,500)
Payments on capital leases	(6,682)	—
Principal payments on related party notes payable	(220,000)	(195,489)
Principal payments on debt	(885,000)	(393,495)
Net cash used in financing activities	(1,111,682)	(651,484)
Net increase (decrease) in cash	488,888	(206,923)
Cash at beginning of period	890,415	934,250
Cash at end of period	$1,379,303	$727,327

Cash paid for:
Interest	$673,246	$1,047,938
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Condensed Consolidated Financial Statements

January 31, 2013

(unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of January 31, 2013 and for the three and nine month periods ended January 31, 2013 and 2012 contained in this Quarterly Report (collectively, “the Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and nine month periods ended January 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are website development costs, Goodwill, a patent, identifiable intangible assets and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe the Goodwill, patent and identifiable intangible assets associated with its recent acquisitions are impaired. No impairment charges have been recorded as of January 31, 2013.

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

3. Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following:

	January 31, 2013	April 30, 2012	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3
	11,904,792	11,904,792
Accumulated amortization	(7,101,493)	(5,933,122)
	$4,803,299	$5,971,670

Amortization expense related to identifiable intangible assets totaled $389,457 for the three month periods ended January 31, 2013 and 2012, and $1,168,371 and $1,279,475 for the nine month periods ended January 31, 2013 and 2012, respectively.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Debt

	As of
	January 31, 2013	April 30, 2012
Long-term Debt
Notes payable to Emerald Crest Capital (the “Senior Lender”); the notes mature March 31, 2015. The interest rate was floating at LIBOR plus 12%; the notes’ floor utilizes a minimum LIBOR of 3%. At January 31, 2013 the total rate was 15%. These notes are collateralized by all assets of the Company.	$3,975,000	$4,500,000
Note payable IU Holdings, LP; the note matures February 28, 2015. At January 31, 2013, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	1,500,000	1,500,000
Note payable to IU Investments, LLC, due March 31, 2016. At January 31, 2013, the interest rate was 10%. These notes are collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	527,915	527,915
Notes payable to Internet University and the other selling members of Enversa; the notes were converted to equity on October 31, 2012. See also note 8, Related Party Transactions.	—	1,364,199
Note payable to Internet University; the note matures April 30, 2013. At January 31, 2013, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	80,000	300,000
Note payable to Ned B. Timmer; the note matures April 30, 2016. At January 31, 2013, the interest rate was 10%. This note is collateralized by all assets of Woodland Holdings, Corporation, including the Ranger patent.	1,440,000	1,800,000
Note payable to CEO; the note matures July 31, 2015. At January 31, 2013, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	338,958	338,958
Note payable to Kelly Larabee Morlan; the note matures December 31, 2013. At January 31, 2013, the interest rate was 10%. This note is not collateralized.	16,316	16,316
Total debt	7,878,189	10,347,388
Less current portion of long-term debt	(2,220,784)	(3,325,525)
Non-current portion of long-term debt	$5,657,405	$7,021,863

Notes Payable to Senior Lender:

On March 29, 2011, the Company entered into a credit agreement with the Senior Lender, pursuant to which it issued $5.0 million of notes payables and warrants to purchase the Company’s common stock.  These notes payable amortize at a rate of $275,000 per quarter and, as of January 31, 2013, $,3,975,000 remains outstanding.  The notes payable to the Senior Lender are secured by a lien on all of the Company’s assets.  The notes include certain restrictive covenants which require, among other things, that the Company maintain compliance with specified minimum earnings, a leverage ratio and limit accounts payable over 90 days old to the cash on the balance sheet.  In addition, the notes contain customary covenants that restrict the ability of the Company to, subject to certain exceptions, incur unsecured or secured debt and make investments, among other things.  The notes also contain customary events of default for notes of this type.

In addition, the notes contain certain covenants the failure to comply with which would result in the acceleration of all or part of the notes payable to the Senior Lender, depending on the particular covenant, creating a “Paydown Event.”  These covenants generally relate to the earnings of the Company’s marketing segment.  Through the date of this filing, the Company has been in compliance with all such covenants and, as of January 31, 2013, the Company believes that it is in compliance with all other restrictive covenants with respect to the notes payable to the Senior Lender.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Effective for the period ended April 30, 2013, the Company will also be required to comply with an additional “Paydown Event” covenant, pursuant to which the Company’s marketing segment must maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the credit agreement with the Senior Lender.  The Company believes that should its marketing division continue to perform consistent with recent operating results, the Company will not have sufficient Adjusted EBITDA be in compliance with this covenant.   Accordingly, the Company forecasts it will have a Paydown Event as of April 30, 2013, resulting in a requirement under the current terms of the notes to paydown approximately an additional $1.3 million on June 30, 2013. The Company is currently in negotiations with our Senior Lender to either obtain a waiver or to amend the provisions related to this Paydown Event; however, there can be no assurance that the Company will be successful with respect to these negotiations.  The failure to obtain such a waiver or amendment would entitle the Senior Lender to declare an Event of Default under the Notes, which could lead to an acceleration of all other amounts payable under the Notes.  This would entitle the Senior Lender to exercise its remedies under the notes, including foreclosing upon the collateral securing the notes. Any failure to obtain a waiver or amendment of this Paydown Event could inhibit the Company’s ability to continue as a going concern and would result in a material adverse effect on the Company.

On March 29, 2011, the Company issued common stock purchase warrants to the Senior Lender (the “Warrants”), pursuant to which the Senior Lender may purchase up to 8,762,008 shares of the Company’s common stock for an aggregate price of $100. The Warrants have a 5 year term and contain certain put and call provisions. The Warrants are not exercisable prior to March 30, 2014. Using the Black-Scholes model, the original value of the Warrants issued to the Senior Lender were less than the net present value of the minimum $1,000,000 cash put value of the Warrants. Therefore, the net present value of $1,000,000, totaling $642,899 was recorded as a loan discount, which is being amortized to earnings as additional interest expense over the remaining term of the loan. The Warrants are revalued at each reporting date, and adjusted to earnings. In addition, $1,230,319 of loan fees were incurred which are being amortized to earnings as additional interest over the remaining term of the loans. The unamortized balance of these deferred costs was $637,497 and $1,039,302 at January 31, 2013 and April 30, 2012, respectively, and is reflected as a loan discount to the outstanding balance of $7,878,189 at January 31, 2013.

The Company’s notes payable to the Senior Lender are collateralized by 100% of the assets of the Company and its subsidiaries and are also cross-defaulted to the Company’s various notes payable to its junior lenders.

Notes Payable to Junior Lenders:

The Company’s notes payable to its junior lenders have varying degrees of seniority and are collateralized by varying types of the Company’s assets as detailed in the table above.   None of the Company’s subordinated notes payable contain any restrictive covenants or events of default  other than non-payment.  The Company’s notes payable to its junior lenders are also cross-defaulted to the notes payable to the Senior Lender and each other.

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

The Company issued 30,000 stock options pursuant to this plan during the nine month period ended January 31, 2013.

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

The Company issued no stock options pursuant to this plan during the nine month period ended January 31, 2013.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	January 31, 2013
	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	2,290,000
Stock Compensation Plan	4,000,000	3,075,000
	8,000,000	5,365,000

The Company issues awards to employees, qualified consultants and directors that generally vest over time based solely on continued employment or service during the related vesting period and are exercisable over a five to ten year service period. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of ASC 718 is derived using the simplified method as defined in the SEC’s SAB No. 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	For the three month periods Ended January 31		For the nine month periods Ended January 31
	2013	2012	2013	2012

Expected term (in years)	5.0	—	5.0	5.0
Expected volatility	99.1%	—%	99.1%	99.1%
Risk-free interest rate	1.0. %	—%	1.0. %	1.0%
Dividend yield	0.0%	—%	0.0%	0.0%

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

A summary of activity under the Stock Plans and changes during the period ended January 31, 2013 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2012	2,910,000	$0.35	3.12	$44,600
Issued	30,000	0.20	4.90	—
Cancelled/forfeited	(305,000)	0.20	—	—
Exercised	—	—	—	—
Outstanding at January 31, 2013	2,635,000	$0.36	1.97	$—
Options vested and expected to vest*	2,520,000	$0.37	1.95	$—
Options exercisable at end of period	1,832,500	$0.40	1.33	$—

*	Due to the Company’s limited operating history, no estimate for forfeitures has been made in these financial statements as there has been no turnover of employees to whom options were granted.

For the three month periods ended January 31, 2013 and 2012, the Company recognized $41,508 and $37,446 of stock-based compensation expense, respectively, and for the nine month periods ended January 31, 2013 and 2012, the Company recognized $124,524 and $112,338 of stock-based compensation expense, respectively. As of January 31, 2013 there was $165,117 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.97 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended January 31, 2013
Revenue	$387,643	$1,292,851	$—	$1,680,494
Income (loss) from continuing operations before tax	185,390	257,682	(566,480)	(123,408)
Net (loss) income	185,390	257,682	(566,480)	(123,408)
Total assets	287,081	8,231,313	673,727	9,192,121
Intangibles	—	4,803,299	—	4,803,299
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	1,545	396,752	11,061	409,358

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended January 31, 2012
Revenue	$934,868	$1,357,896	$—	$2,292,764
Income (loss) from continuing operations before tax	(86,768)	241,557	(798,295)	(643,506)
Net (loss) income	(86,768)	241,557	(798,295)	(643,506)
Total assets	721,202	9,481,444	744,329	10,946,975
Intangibles	—	6,361,127	—	6,361,127
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	1,545	475,250	12,368	489,163

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Nine Months Ended January 31, 2013
Revenue	$1,479,982	$4,243,910	$—	$5,723,892
Income (loss) from continuing operations before tax	534,899	1,132,266	(2,050,319)	(383,154)
Net (loss) income	534,899	1,132,266	(2,050,319)	(383,154)
Total assets	287,081	8,231,313	673,727	9,192,121
Intangibles	—	4,803,299	—	4,803,299
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	4,637	1,190,254	36,263	1,231,154

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Nine Months Ended January 31, 2012
Revenue	$3,639,368	$4,509,127	$—	$8,148,495
Income (loss) from continuing operations before tax	(9,759)	1,039,976	(2,666,791)	(1,636,574)
Net (loss) income	(9,759)	1,039,976	(2,666,791)	(1,636,574)
Total assets	721,202	9,481,444	744,329	10,946,975
Intangibles	—	6,361,127	—	6,361,127
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	115,558	1,424,407	44,954	1,584,919

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

8. Related Party Transactions

On August 27, 2008 the Company entered into promissory notes (collectively the “Tier 4 Junior Notes”) totaling $1,500,000 with Internet University, Inc., Marc Blumberg and Marc Pickren. Mr. Blumberg is a member of the Company’s Board of Director as well as the president of Internet University, Inc. and Mr. Pickren is the President of the Company. The Company recorded interest of $69,726 and $127,983 on this facility during the nine month periods ended January 31, 2013 and 2012, respectively. On October 31, 2012, the Company converted the balance of these notes totaling $1,364,199 as well as all outstanding accrued interest in the amount of $100,716, into 9,766,097 shares of the Company’s common stock at a rate of $0.15 per share. The average trading price of the Company’s common stock for the five days prior to the conversion was $0.04 and the difference was accounted for as paid in capital from a related party in the amount of $1,455,150. The conversion price was determined based on negotiation between the Company and the holders of the Tier 4 Junior Notes.

On February 23, 2009, the Company entered into a promissory note (the “Tier 3 Junior Note”) totaling $1,900,000 with IU Investments, LLC (“IUI”). IUI is an entity owned by the family of the Company’s Chief Executive Officer.  Interest is payable at the Company’s discretion at a rate of 10% per annum.  The Company recorded interest of $40,473 and $41,875 on this facility during the nine month periods ended January 31, 2013 and 2012, respectively.   The balance of this note totaled $527,915 at January 31, 2013.

On March 30, 2011, the Company entered into a subordinated $1.5 million promissory note (the “Tier 2 Junior Note”) with IU Holdings, LP (“IUH”). Interest on the outstanding principal amount under the Tier 2 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce IUH to enter into the Tier 2 Junior Note, the Company issued to IUH, 48,414,132 shares of CornerWorld Corporation Common stock. IUH is a partnership whose limited partners include the family of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, serves as the manager of IU Holdings, GP, LLC which is the general partner of IUH.  The Company recorded approximately $113,425 and $123,534 in interest on this facility, during the nine month periods ended January 31, 2013 and 2012, respectively.  The balance of this note totaled $1,500,000 at January 31, 2013.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University.   Interest on the outstanding principal amount under the Tier 5 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce Internet University to enter into the Tier 5 Junior Note, the Company issued to Internet University, 12,910,435 shares of CornerWorld Corporation Common stock.  The Company recorded interest of $16,412 and $29,630 on this facility during the six month periods ended January 31, 2013 and 2012, respectively.  The balance of this note totaled $80,000 at January 31, 2013.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.   Interest on the outstanding principal amount under the Tier 7 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation Common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable.  The Company recorded interest of $25,630 and $26,273 on this facility during the nine month periods ended January 31, 2013 and 2012, respectively.  The balance of this note totaled $338,958 at January 31, 2013.

The Company is party to a lease agreement with 13101 Preston Road, LP. pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts controlled by the family of the Company’s Chief Executive Officer. The Company paid $84,472 and $151,208 in rent during the nine month periods ended January 31, 2013 and 2012, respectively.

In addition, the Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $45,000 from this entity during the nine month period ended January 31, 2013.

9. Subsequent Events

Subsequent to the date of the issuance of these statements, there were no occurrences that had a material impact on the financial statements.

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

Nine Months ended January 31, 2013 Highlights:

•	We paid down $1,105,000 in principal on our outstanding debt.

•	We converted $1,364,199 in principal on our outstanding debt as well as $100,716 of accrued interest to equity via the issuance of common shares at the rate of $0.15/share.

•

After removal of non-cash amortization of loan discounts (interest expense) totaling $402,581, bad debt expense totaling $152,291, depreciation & amortization and stock-based compensation expense totaling $1,231,154 and $124,524 respectively, the Company’s pro-forma profit for the nine months ended January 31, 2013 would have totaled approximately $1,527,396. See the table that follows for more details. The Company expects to continue generating positive operating cash flows for the fiscal year ending April 30, 2013.

•

As noted in our annual report on Form 10-K for the year ended April 30, 2012, during the quarter ended October 31, 2011, we lost a significant enterprise client in our marketing services division. We billed on average in excess of $110,000/month to this client which, at the time of their departure, represented approximately 27% of our marketing services division’s revenue.  This loss was due to the client discontinuing the outsourcing of its lead generation campaigns resulting from significant decreases in federal funding of for-profit educational institutions.

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

___________________________

1 This measure presented may not be comparable to similarly titled measures reported by other companies.

Reconciliation between US GAAP Net Income and Adjusted Net Income:

	For the nine month period ended January 31, 2013	Per share data

Net loss	$(383,154)	$(0.00)

Non-cash charges:
Amortization of loan discounts (interest)	402,581	0.00
Bad debt expense	152,291	0.00
Stock-based compensation	124,524	0.00
Depreciation and amortization	1,231,154	0.01
Total non-cash charges	1,910,550	0.01

Pro-forma net income	$1,527,396	$0.01

Weighted average common shares outstanding:
Basic and diluted	150,802,973	150,802,973

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

Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.   No impairment was recorded in the nine month period ended January 31, 2013.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the nine months ended January 31, 2013, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended January 31, 2013 to the three months ended January 31, 2012

Consolidated CornerWorld Corporation

Revenues and Gross profit:

We had revenues totaling $1,680,494 for the three month period ended January 31, 2013 as compared to $2,292,764 for the three month period ended January 31, 2012. The decrease of $612,270, or 26.7%, is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space.  In addition, to a much smaller extent, our communications services segment experienced a smaller decrease due to the fact that, as our customers built out their networks, the Company experienced a reduction in roaming revenues.

Similarly, gross profit decreased 26.8% for the three months ended January 31, 2013 to $1,403,012 from $1,696,416 for the three month period ended January 31, 2012 which was consistent with the revenue decrease.

Selling, General and Administrative Expenses:

Selling, General and Administrative expenses (“SG&A”) expenses totaled $705,663 for the three months ended January 31, 2013 as compared to $1,320,049 for the corresponding period in the prior year. The decrease of $614,386 is primarily due to the cost savings resulting from staff reductions, office closures and other cost cutting measures.

Depreciation and Amortization:

Depreciation and amortization expenses totaled $409,358 for the three month period ended January 31, 2013 as compared to $489,163 for the three month period ended January 31, 2012. The decrease of $79,805 is due to the fact that several of our larger telecommunications fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes and Net Loss:

Loss from Continuing Operations Before Taxes and Net loss totaled $123,408 for the three months ended January 31, 2013 as compared to a net loss of $643,506 for the corresponding period in the prior year. The improvement of $520,098 is primarily due to the aforementioned reductions in SG&A and depreciation as well as decreases in interest expenses.

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues:

Our marketing services segment had revenues totaling $387,673 for the three month period ended January 31, 2013 as compared to $934,868 for the three month period ended January 31, 2012. This decrease is due to the deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation and Amortization:

Our marketing services segment had depreciation expenses totaling $1,545 for the three month period ended January 31, 2013 as compared to $1,545 for the three month period ended January 31, 2012. There were no changes due to the fact that our marketing services segment does not require substantial continuing fixed asset investment.

Income from Continuing Operations Before Taxes and Net Income:

Income from continuing operations before taxes and net income totaled $185,390 for the three months ended January 31, 2013 as compared to a loss $86,768 for the corresponding period in the prior year. The increase is primarily due to reallocation of certain functions to corporate and significant cost savings measures corresponding to the decreases in revenues.

Communications services

Our communications services segment consists of our Woodland division.

Revenues:

Our communications services segment had revenues totaling $1,292,851for the three month period ended January 31, 2013 as compared to $1,357,896 for the three month period ended January 31, 2012. This decrease is primarily due to the reduction of roaming traffic and call volumes resulting from the continued buildout of nationwide mobile carrier networks.

Depreciation and Amortization:

Our communications services segment had depreciation and amortization expenses totaling $396,752 for the three month period ended January 31, 2013 as compared to $475,250 for the three month period ended January 31, 2012. The decrease of $78,498 is due to the fact that several of our larger fixed assets have become fully depreciated.

Income from Continuing Operations Before Taxes and Net Income:

Income from continuing operations before taxes and net income totaled $257,682 for the three months ended January 31, 2013 as compared to a net income of $241,557 for the corresponding period in the prior year. The increase of $16,125 is primarily due to the aforementioned decreases in depreciation expenses and decreases in interest expenses as a result of our continued paydown of debt.  These expense decreases were offset, to some extent, by decreases in revenues and gross profit as well as slight increases in selling, general and administrative expenses.

Corporate

Depreciation and Amortization:

Our corporate segment had depreciation expenses totaling $11,061 for the three month period ended January 31, 2013 as compared to $12,368 for the three month period ended January 31, 2012. The slight decrease of $1,307 is due to the fact that several of our larger fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes and Net Loss:

Loss from continuing operations and net loss totaled $566,480 for the three months ended January 31, 2013 as compared to a net loss of $798,295 for the corresponding period in the prior year. The decrease of $231,815 is primarily due to decreases in selling, general and administrative expenses resulting from cost savings measures including reductions in headcount and related expenses. In addition, interest expenses decreased $124,412 as a result of our continued paydown of debt.

Comparison of the nine months ended January 31, 2013 to the nine months ended January 31, 2012

Consolidated CornerWorld Corporation

Revenues and Gross profit:

We had revenues totaling $5,723,892 for the nine month period ended January 31, 2013 as compared to $8,148,495 for the nine month period ended January 31, 2012. The decrease of $2,424,603 is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space and the loss of a significant enterprise client in October 2011.  In addition, to a much smaller extent, our communications services segment experienced a decrease in revenues due to the fact that, as our customers built out their networks, the Company experienced a reduction in roaming traffic.

Similarly, gross profit decreased for the nine months ended January 31, 2013 to $4,669,932 from $5,971,726 for the nine month period ended January 31, 2012.  This decrease was consistent with the revenue decrease.

Selling, General and Administrative Expenses:

SG&A expenses totaled $2,399,432 for the nine months ended January 31, 2013 as compared to $4,275,249 for the corresponding period in the prior year. The decrease of $1,875,817 is primarily due to the cost savings resulting from staff reductions, office closures and other cost cutting measures.

Depreciation and Amortization:

Depreciation and amortization expenses totaled $1,231,154 for the nine month period ended January 31, 2013 as compared to $1,584,919 for the nine month period ended January 31, 2012. The decrease of $353,765 is due to the fact that several of our larger telecommunications fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes and Net Loss:

Loss from continuing operations before taxes and net loss totaled $383,154 for the nine months ended January 31, 2013 as compared to a net loss of $1,636,574 for the corresponding period in the prior year. The improvement of $1,253,420 is primarily due to the aforementioned reductions in SG&A and depreciation as well as decreases in interest expenses resulting from the Company’s continued repayment of debt.

Marketing services

Revenues:

Our marketing services segment had revenues totaling $1,479,982 for the nine month period ended January 31, 2013 as compared to $3,639,368 for the six month period ended January 31, 2012. This decrease is due to the loss of a significant enterprise client, deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation and Amortization:

Our marketing services segment had depreciation expenses totaling $4,637 for the nine month period ended January 31, 2013 as compared to $115,558 for the nine month period ended January 31, 2012. The significant decrease is due to the fact that previously capitalized customer list became fully amortized August 31, 2011.

Income from Continuing Operations Before Taxes and Net Income:

Income from continuing operations before taxes and net income totaled $534,899 for the nine months ended January 31, 2013 as compared to a loss $9,759 for the corresponding period in the prior year. The increase is primarily due to reallocation of certain functions to corporate and significant cost savings measures corresponding to the decreases in revenues.

Communications services

Revenues:

Our communications services segment had revenues totaling $4,243,910 for the nine month period ended January 31, 2013 as compared to $4,509,127 for the nine month period ended January 31, 2012.   The decrease of $265,217 was primarily due to the reduction of roaming traffic and call volumes resulting from the continued buildout of nationwide mobile carrier networks

Depreciation and Amortization:

Our communications services segment had depreciation and amortization expenses totaling $1,190,254 for the nine month period ended January 31, 2013 as compared to $1,424,407 for the nine month period ended January 31, 2012. The decrease of $234,153 is primarily due to the fact that several of our larger fixed assets have become fully depreciated.

Income from Continuing Operations Before Taxes and Net Income:

Income from continuing operations before taxes and net income totaled $1,132,266 for the nine months ended January 31, 2013 as compared to a net income of $1,039,978 for the corresponding period in the prior year. The increase of $92,290 is primarily due to the aforementioned decreases in depreciation expenses and decreases in interest expenses as a result of our continued paydown of debt.  These expense decreases were offset, to some extent, by decreases in revenues and gross profit as well as slight increases in selling, general and administrative expenses.

Corporate

Loss from Continuing Operations Before Taxes and Net Loss:

Loss from continuing operations and net loss totaled $2,050,319 for the nine months ended January 31, 2013 as compared to a net loss of $2,666,791 for the corresponding period in the prior year. The decrease of $616,472 is primarily due to decreases in selling, general and administrative expenses resulting from cost savings measures including reductions in headcount and related expenses. In addition, interest expenses decreased $333,747 as a result of our continued paydown of debt.

Liquidity and Capital Resources

As of January 31, 2013, we have a working capital deficit of approximately $2.3 million and cash of $1,379,303. Our working capital deficit is primarily related to certain large accounts payable associated with our 2009 acquisition of Woodland Holdings as well as the short-term nature of selected tranches of the debt we issued in March 2011 when we recapitalized the Company. We have good relationships with the vendors associated with the large accounts payable who we continue to pay with excess cash flow. We have no other bank financing or other external sources of liquidity. We source all of our liquidity through our operations.  We expect that trend to continue.  See Note 4 and Note 8 to the financial statements for a description of the material terms of the outstanding debt of the Company.

As previously noted, the notes payable to our Senior Lender contain certain restrictive covenants, the failure to comply with which would result in the acceleration of all or part of the notes payable to the Senior Lender, depending on the particular covenant, creating a “Paydown Event.”  Through the date of this filing, the Company has been in compliance with all such covenants and, as of January 31, 2013, the Company believes that it is in compliance with all other restrictive covenants with respect to the notes payable to the Senior Lender.

Effective for the period ended April 30, 2013, the Company will also be required to comply with an additional “Paydown Event” covenant, pursuant to which the Company’s marketing segment must maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the credit agreement with the Senior Lender.  The Company believes that should its marketing division continue to perform consistent with recent operating results, the Company will not have sufficient Adjusted EBITDA to be in compliance with this covenant.   Accordingly, the Company forecasts it will have a Paydown Event as of April 30, 2013, resulting in a requirement under the current terms of the notes to paydown approximately an additional $1.3 million on June 30, 2013. The Company is currently in negotiations with our Senior Lender to either obtain a waiver or to amend the provisions related to this Paydown Event; however, there can be no assurance that the Company will be successful with respect to these negotiations.  The failure to obtain such a waiver or amendment would entitle the Senior Lender to declare an Event of Default under the Notes, which could lead to an acceleration of all other amounts payable under the Notes.  This would entitle the Senior Lender to exercise its remedies under the notes, including foreclosing upon the collateral securing the notes. Any failure to obtain a waiver or amendment of this Paydown Event could inhibit the Company’s ability to continue as a going concern and would result in a material adverse effect on the Company.

We are currently investigating other financial alternatives, including additional equity and/or debt financing, including, but not limited to, refinancing all of our notes payable with our Senior Lender. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that any additional financing will become available to us, and if available, that such financing will be on terms acceptable to us.   Based on our current cash balances, we expect we will need approximately $1.3 million in additional cash by June 30, 2013 should we be unsuccessful in negotiating a waiver of the Paydown Event with our Senior Lender.  Assuming we are successful negotiating a waiver and our operations remain consistent with their historical levels, we anticipate we will have adequate cash to support our existing operations over the next twelve months.

We had substantially no investing activity for the nine month period ended January 31, 2013.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2013. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

CORNERWORLD CORPORATION
Registrant

March 25, 2013	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer