Form 10-K
period 2013-04-30
Cornerworld Corp
filed 2013-08-13
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended April 30, 2013
Or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number:  333-128614

CORNERWORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13101 Preston Road Suite 510

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

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☐               Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐   No ☑

As of October 31, 2012, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.04 was approximately $6,292,548. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not intended as a conclusive determination for any other purpose. As of July 30, 2013, there were 157,313,704 shares of the registrant’s common stock outstanding.

PART I

ITEM 1. BUSINESS

Overview and Plan of Operation

Company History

CornerWorld Corporation (hereinafter referred to as “CornerWorld”, the “Company”, “we” “our” or “us”) was incorporated on November 9, 2004, in the State of Nevada. Effective May 2007, we changed our name to CornerWorld Corporation. Our principal executive offices are located at 13101 Preston Road, Suite 510, Dallas, Texas 75240. Our telephone number is (888) 837-3910 and our fiscal year-end is April 30.

The Company is a marketing and technology services company creating opportunities from the increased accessibility of content across mobile, television and internet platforms. Our key asset is the patented 611 Roaming ServiceTM from RANGER Wireless Solutions ®, which generates revenue by processing over 10 million calls from roaming wireless customers per year and seamlessly connecting them to their service provider.  The Company conducts its business through its main operating subsidiaries as described below.

Our Enversa subsidiary offers a full menu of services for brand and direct response customer acquisition campaigns, including media buying and planning for online and mobile media. It provides customer relationship marketing and interactive services, as well as customer data collection and analysis tools used for planning and targeting client marketing efforts across a network of partner, representative and owned content sites.  Enversa operates several ad networks and effectively enables media properties to compete against each other, empowering advertisers to extend their marketing budgets beyond typical marketplace levels through fair and free market competition. Using its proprietary technology, Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa also utilizes a pay-for-performance pricing model which insures that clients are billed solely for campaign performance. Finally, Enversa also provides search engine optimization services (“SEO”), domain leasing and website management services on a recurring monthly basis.

RANGER® Wireless, LLC (“Ranger”) is a shortcode application service provider to the wireless industry. The core service offered is 611 Roaming Service™, a patented application providing seamless means for connecting wireless subscribers to reach their home providers customer service call center while roaming on another provider’s network. Calls are sent to RANGER® for treatment from over 40 wireless providers throughout North America. For the fiscal year ended April 30, 2013, RANGER® processed approximately 10.2 million calls with an infrastructure capable of handling millions more. RANGER® also manages an online portal which allows carriers access to their monthly statements and reporting on call volume to and from their company.

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

Recent Developments

As discussed further in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has certain notes payable to Emerald Crest Capital (the “Senior Lender”) which contain certain restrictive covenants, the failure to comply with which would result in the acceleration of all or part of the notes payable to the Senior Lender, depending on the particular covenant, creating a “Paydown Event.”   Effective for the period ended April 30, 2013, the Company was required to comply with an additional “Paydown Event” covenant, pursuant to which the Company’s marketing segment must maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the credit agreement with the Company’s Senior Lender.  The Company did not have sufficient Adjusted EBITDA to be in compliance with this covenant at April 30, 2013 and immediately began negotiations with its Senior Lender; additional amounts owed pursuant to Paydown Event would have totaled $1.3 approximately million.  The Company has substantially completed the negotiations with its Senior Lender but the negotiations are predicated on certain concessions by the Company’s various Junior Lenders.  The negotiations with the Junior Lenders have not yet been completed.

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

Employees

As of April 30, 2013, we had 17 full-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

Corporate Information

CornerWorld Corporation is a Nevada corporation with principal executive offices located at 13101 Preston Road, Suite 510, Dallas, Texas 75240. Our website address is www.cornerworld.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to such reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company currently leases office space consisting of approximately 3,680 square feet. This office space is located in Dallas, Texas and the lease expires May 31, 2016.

The Company also maintains an office consisting of approximately 2,655 square feet of leased space in Holland, Michigan for all its Michigan operations. The lease agreement for this property expires January 31, 2014.

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

	High	Low
2013
Quarter ended April 30, 2013	$0.02	$0.01
Quarter ended January 31, 2013	0.06	0.02
Quarter ended October 31, 2012	0.19	0.03
Quarter ended July 31, 2012	0.27	0.10

2012
Quarter ended April 30, 2012	$0.20	$0.10
Quarter ended January 31, 2012	0.25	0.06
Quarter ended October 31, 2011	0.42	0.21
Quarter ended July 31, 2011	0.48	0.20

As of July 29, 2013, there were approximately 125 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

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

Since the Company’s common stock is deemed to be penny stock, trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” include persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in the Company’s Common Stock and may affect the ability of the Company’s stockholders to sell their shares.

Recent Issuances of Unregistered Stock

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The statements of operations data for the years ended April 30, 2013, 2012 and 2011 and the balance sheet data at April 30, 2013 and 2012 are derived from our audited financial statements which are included elsewhere in this Form 10-K.  The historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

For the Year Ended April 30:	2013	2012	2011	2010	2009

Revenue	$7,181,842	$10,141,603	$11,761,553	$11,446,700	$3,940,672
Costs of goods sold	1,344,453	2,598,967	3,952,158	3,601,914	1,574,859
Gross profit (loss)	5,837,389	7,542,636	7,809,395	7,844,786	2,365,813

Total operating expenses	(4,802,243)	(7,381,315)	(8,777,286)	(7,890,895)	(4,282,152)
Income (loss) from operations	1,035,146	161,321	(967,891)	(46,109)	(1,916,339)
Other (expense) income, net	(2,397,380)	(2,266,368)	(586,957)	(1,724,108)	(636,649)
Income taxes	—	—	—	—)	(10,500
Net loss	$(1,362,234)	$(2,105,047)	$(1,554,848)	$(1,770,217)	$(2,563,488)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Shares used in calculation of loss per share:
Basic and diluted	152,390,521	147,324,142	99,888,432	88,490,098	52,745,577

Consolidated Balance Sheet Data:

	April 30,
	2013	2012	2011	2010	2009
Cash and cash equivalents	$1,150,880	$890,415	$934,250	$590,163	$601,743
Total assets	$7,966,033	$10,384,652	$13,109,032	$14,923,441	$17,627,095
Long-term obligations	$2,243,440	$7,247,851	$7,836,237	$9,629,199	$10,825,000
Total Shareholders’ equity (deficit)	$(2,418,750)	$(2,685,503)	$(738,970)	$(1,502,318)	$16,624

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

Originally a development stage company just over four years ago, the Company has completely evolved into a fully integrated telecommunications and marketing services company servicing approximately 40 cell phone carriers and multiple marketing customers. Since completing the integration of our two segments, we have developed a consistent revenue stream and gross margins that support not only our administrative and operating costs but also produce the cash-flows necessary to service our financing commitments.

Our marketing services segment includes Enversa and all its subsidiaries. Enversa is an interactive media company with a focus in marketing that leverages its proprietary lead generation engine to garner qualified leads (consumers) for Fortune 1000 advertisers across social networking and niche based websites. In addition, Enversa provides SEO services, domain leasing and website management services on a recurring monthly basis. We believe the marketing industry will continue to trend toward digital and social media as well as search engine optimization and we are attempting to position our marketing services segment to address the rapidly changing needs of our customers.

Our key asset in our communication services segment is a patented 611 Roaming Service™ from RANGER Wireless Solutions®, which generates revenue by processing approximately 10.2 million calls per year from wireless customers and seamlessly connecting them to their service provider. Though the mobile industry has experienced and continues to experience consolidation, our communication services segment revenues continue to remain stable. However, further consolidation in the mobile industry could adversely impact our roaming revenues.

Fiscal Year 2013 Highlights:

•	We continue to generate positive operating cash flow and paid down approximately $1,450,000 in principal on our outstanding debt.

•	We converted $1,364,199 in principal on our outstanding debt as well as $100,716 of accrued interest to equity via the issuance of common stock at the rate of $0.15/share.

•

After removal of non-cash amortization of loan discounts (interest expense) totaling $501,987, impairments of goodwill totaling $554,986, bad debt expenses totaling $162,560 and depreciation & amortization and stock-based compensation expenses totaling $1,640,215 and $164,071, respectively, the Company’s pro-forma profit for the year ended April 30, 2013 would have totaled approximately $1,661,585. See the table that follows for more details. The Company expects to generate positive operating cash flows for the fiscal year ending April 30, 2014.

•

As noted in our annual report on Form 10-K for the year ended April 30, 2012, during the quarter ended October 31, 2011, we lost a significant enterprise client in our marketing services division. We billed on average in excess of $110,000/month to this client which, at the time of their departure, represented approximately 27% of our marketing services division’s revenue.  This loss was due to the client discontinuing the outsourcing of its lead generation campaigns resulting from significant decreases in federal funding of for-profit educational institutions.  The Company recognized these events were permanent in nature and reflective of a permanent decline in the operations of the marketing services division.  As a result of this and other factors, the Company impaired the goodwill of the marketing services division as of April 30, 2013.

We define “Adjusted Net Income1” as net loss after removal of non-cash charges including amortization of loan discounts (interest expense), bad debt expense, depreciation, amortization of intangibles and stock-based compensation as well as certain non-recurring cash items such as legal fees and acquisition related fees. Management believes that Adjusted Net Income provides useful additional information concerning the Company’s potential profitability. However, Adjusted Net Income is not a measure of financial performance under Generally Accepted Accounting Principles (“GAAP”). Accordingly, Adjusted Net Income should not be considered an alternative to net income as an indicator of operating performance. The table that follows provides a reconciliation between GAAP net income and Adjusted Net Income.

___________________________

1 This measure presented may not be comparable to similarly titled measures reported by other companies.

	April 30, 2013		April 30, 2012
	Total	Per share data	Total	Per share data
	(unaudited)		(unaudited)

Net Loss	$(1,362,234)	$(0.01)	$(2,105,047)	$(0.01)

Non-recurring cash charges:
Fees associated with acquisition	—	—	228,390	0.00

Non-cash charges:
Amortization of loan discounts	501,987	0.00	841,101	0.01
Bad debt expense	162,560	0.00	—	—
Impairment of goodwill	554,986	0.00	—	—
Stock-based compensation	164,071	0.00	158,514	0.00
Depreciation and amortization	1,640,215	0.01	2,024,538	0.01
Total non-cash charges	3,023,819	0.01	3,024,153	0.01

Pro-Forma Net Income	$1,661,585	$0.01	$1,147,496	$0.01
Weighted average common shares outstanding:
Basic and diluted	152,390,521		147,324,142

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

Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future undiscounted operating cash flows. When an impairment of the carrying value is indicated by this review, the Company adjusts the carrying value of goodwill to its estimated fair value.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:

(a)	The expected volatility of our common stock price, which we determine based on comparable companies;

(b)	Expected dividends (which does not apply, as we do not anticipate issuing dividends);

(c)	Expected life of the award, which is estimated based on the historical award exercise behavior of our employees; and

(d)	The risk-free interest rate which we determine based on the yield of a U.S. Treasury bond whose maturity period equals the options expected term.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended April 30, 2013, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Comparison of the twelve months ended April 30, 2013 to the twelve months ended April 30, 2012

Consolidated CornerWorld Corporation

Revenues and Gross profit:

We had revenues totaling $7,181,842 for the year ended April 30, 2013 as compared to $10,141,603 for the year ended April 30, 2012. The decrease of $2,959,761 is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space and the loss of a significant enterprise client in October 2011.  In addition, to a much smaller extent, our communications services segment experienced a decrease in revenues due to the fact that, as our customers built out their networks, the Company experienced a reduction in roaming traffic.

Similarly, gross profit decreased for the year ended April 30, 2013 to $5,837,389 from $7,542,636 for the year ended April 30, 2012.  This decrease was consistent with the revenue decrease.

Selling, General and Administrative Expenses:

SG&A expenses totaled $3,162,028 for the year ended April 30, 2013 as compared to $5,356,777 for the year ended April 30, 2012. The decrease of $2,194,749 is primarily due to the cost savings resulting from staff reductions, office closures and other cost cutting measures.

Depreciation and Amortization:

Depreciation and amortization expenses totaled $1,640,215 for the year ended April 30, 2013 as compared to $2,024,538 for the year ended April 30, 2012. The decrease of $384,323 is due to the fact that our customer list for our marketing company became fully amortized during the year ended April 30, 2012 and several of our larger telecommunications fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes and Net Loss:

Loss from continuing operations before taxes and net loss totaled $1,362,234 for the year ended April 30, 2013 as compared to a net loss of $2,105,047 for the year ended April 30, 2012. The improvement of $742,813 is primarily due to reductions in SG&A and depreciation as well as decreases in interest expenses resulting from the Company’s continued repayment of debt.  These changes were offset, to some extent, by the fact that the Company recorded an impairment charge totaling by $554,986 by writing down all the goodwill associated with our marketing division.

Marketing services

Revenues:

Our marketing services segment had revenues totaling $1,749,491 for the year ended April 30, 2013 as compared to $4,311,811 for the year ended April 30, 2012. The decrease of $2,562,320 is due to the loss of a significant enterprise client in October 2011, deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation and Amortization:

Our marketing services segment had depreciation expenses totaling $6,183 for the year ended April 30, 2013 as compared to $117,104 for the year ended April 30, 2012. The decrease of $110,921 is due to the fact that our previously capitalized customer list became fully amortized August 31, 2011.

Income from Continuing Operations Before Taxes and Net Income:

Income from continuing operations before taxes and net income totaled $554,997 for the year ended April 30, 2013 as compared to a loss $104,303 for the year ended April 30, 2012. The improvement of $659,330 is primarily due to reallocation of certain employee salaries to corporate and significant cost savings measures corresponding to the decreases in revenues.

Communications services

Revenues:

Our communications services segment had revenues totaling $5,432,351 for the year ended April 30, 2013 as compared to $5,829,792 for the year ended April 30, 2012.   The decrease of $397,441 was primarily due to the reduction of roaming traffic and call volumes resulting from the continued buildout of nationwide mobile carrier networks.

Depreciation and Amortization:

Our communications services segment had depreciation and amortization expenses totaling $1,587,005 for the year ended April 30, 2013 as compared to $1,846,364 for the year ended April 30, 2012. The decrease of $259,359 is primarily due to the fact that several of our larger fixed assets have become fully depreciated.

Income from Continuing Operations Before Taxes and Net Income:

Income from continuing operations before taxes and net income totaled $1,350,649 for the year ended April 30, 2013 as compared to a net income of $1,344,736 for the year ended April 30 2012. The increase of $5,913 is primarily due to the aforementioned decreases in depreciation expenses and decreases in interest expenses as a result of our continued paydown of debt.  These expense decreases were offset, to some extent, by decreases in revenues and gross profit as well as slight increases in selling, general and administrative expenses.

Corporate

Depreciation and Amortization:

Depreciation and amortization expenses totaled $47,027 for the year ended April 30, 2013 as compared to $61,070 for the year ended April 30, 2012. The decrease of $14,043 is due to the fact that many corporate fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes and Net Loss:

Loss from continuing operations and net loss totaled $3,267,880 for the year ended April 30, 2013 as compared to a net loss of $3,345,480 for the year ended April 30, 2012. The improvement of $77,600 is primarily due to decreases in selling, general and administrative expenses resulting from cost savings measures including reductions in headcount and related expenses. In addition, interest expenses decreased $404,084 as a result of our continued paydown and conversion of debt.  These changes were offset, to some extent, by the $554,986 impairment charge associated with the goodwill of our marketing division.

Liquidity and Capital Resources

As of April 30, 2013, we had a working capital deficit of approximately $5.5 million and cash of $1,150,880. Our working capital deficit is primarily related to certain large accounts payable associated with our 2009 Woodland Acquisition as well as the short-term nature of selected tranches of the debt we issued in March 2011 when we recapitalized the Company. We believe the cash flows from our existing operations will be adequate to manage our debt commitments and we have good relationships with the vendors associated with the large accounts payable who we continue to pay with excess cash flow. Management expects that its current cash and operational cash flow will sustain the Company.

The notes payable to Emerald Crest Capital (the “Senior Lender”) contain certain restrictive covenants, the failure to comply with which would result in the acceleration of all or part of the notes payable, depending on the particular covenant, creating a “Paydown Event.”   Effective for the period ended April 30, 2013, the Company was required to comply with an additional “Paydown Event” covenant, pursuant to which the Company’s marketing segment must maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the credit agreement with the Company’s Senior Lender.  Prior to April 30, 2013, the Company received written notice from its Senior Lender that it would be calling an event of default on April 30, 2013.  As a result of the Senior Lender’s notice, the Company believed that, pursuant to the Credit Agreement with the Senior Lender, the Company was precluded from paying any principal or interest to any junior creditors.

As of April 30, 2013, the Company did not have sufficient Adjusted EBITDA to be in compliance with the minimum EBITDA covenant for the marketing division and the Company did not have sufficient cash reserves to completely make the anticipated Paydown Event to the Senior Lenders.  Accordingly, the Company stopped paying all Junior Creditors and received a notice of default from two junior creditors, Ned Timmer and IU Holdings, LP, shortly thereafter.  .The Company immediately began negotiations with its Senior Lender.

In the second half of July 2013, the Company and its Senior Lender reached an agreement in principle whereby the Paydown Event and all requirements with respect to the Company’s marketing division, including the Paydown Event, would be removed via an amendment to the credit agreement with the Senior Lender.  In addition, the Senior Lender waived the default related to the Paydown Event, modified the Company’s interest rate and adjusted the Company’s amortization schedule, among other things.  The Company and it Senior Lender are currently in the process of memorializing the modifications to the Company’s credit agreement with the Senior Lender but the modifications must also be approved by the Company’s multiple subordinated creditors which has not yet taken place.  See also note 13, Subsequent Events, in our consolidated financial statements to this Annual Report on Form 10-K.  Assuming we are successful in completing the proposed amendment with the Senior Lender, negotiating a waiver with our subordinated lenders and our operations remain consistent with their historical levels, we anticipate we will have adequate cash to support our existing operations over the next twelve months.  However, there can be no assurance that we will consummate the proposed amendment with the Senior Lender or the Junior Lenders.  Should we be unsuccessful in executing the proposed amendments, the Senior Lender could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.

Our investing activity for the year ended April 30, 2013, consisted primarily of $2,463 of capital expenditures, primarily associated with the relocation of several of our facilities, including our home office.  Management believes the reduced rents in the new locations will more than offset the capital expenditures.

Our financing activities for the year ended April 30, 2013 included repayment of approximately $1,450,000 in debt and related finance fees.

We have no other bank financing or other external sources of liquidity. We source all of our liquidity through our operations and this was our second consecutive year where the Company’s operations generated positive operating cash flow.  We expect that trend to continue assuming the debt modifications noted above.

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

Contractual Obligations

The following table presents our contractual obligations as of April 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Notes payable to related parties	$2,376,873	$900,206	$1,476,667	$—	$—
Notes payable	5,156,316	3,452,773	1,703,543	—	—
Operating and capital leases	128,976	55,559	73,417	—	—
Total	$7,662,165	$4,408,538	$3,253,627	$—	$—

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Inflation

We believe that, for the year ended April 30, 2013, inflation has not had a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and supplementary data are included in pages F-2 through F-24 of this Annual Report on Form 10-K.

Quarterly Results of Operation (Unaudited)

The following table presents the Company’s unaudited quarterly statements of operations for each of the eight quarters in the two-year period ended April 30, 2013. The information in the table should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained elsewhere in this report. The underlying unaudited financial statements are prepared on the same basis as the audited consolidated financial statements included in this report, which include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for the fair presentation of the Company’s financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future periods.

	Three Months Ended
	July 31, 2011	October 31, 2011	January 31, 2012	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013	April 30, 2013
Net sales	$2,941,673	$2,914,058	$2,292,764	$1,993,108	$2,175,067	$1,868,331	$1,680,494	$1,457,950
Cost of Sales	851,497	728,924	596,348	422,198	424,976	351,502	277,482	290,493
Gross profit	2,090,176	2,185,134	1,696,416	1,570,910	1,750,091	1,516,829	1,403,012	1,167,457
Selling, general and administrative expenses	1,336,011	1,619,189	1,320,049	1,081,528	981,942	711,827	705,663	762,596
Depreciation and amortization	577,251	518,505	489,163	439,619	410,752	411,044	409,358	409,061
Operating Income (loss)	176,914	47,440	(112,796)	49,763	357,397	393,958	287,991	(4,200)
Other income (expense), net	(698,574)	(518,848)	(530,710)	(518,236)	(512,096)	(499,005)	(411,399)	(974,880)
Loss before income taxes	(521,660)	(471,408)	(643,506)	(468,473)	(154,699)	(105,047)	(123,408)	(979,080)
Income tax expense	—	—	—	—	—	—	—	—
Net loss	$(521,660)	$(471,408)	$(643,506)	$(468,473)	$(154,699)	$(105,047)	$(123,408)	$(979,080)
Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding:
Basic and diluted	146,972,901	147,207,875	147,487,606	147,547,607	147,547,607	147,547,607	157,313,704	157,313,704

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

The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2013. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

As of April 30, 2013, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2013, as a result of the identification of the material weakness described below.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company currently has two Directors. The term of each Director expires at the Company’s annual meeting each year. The persons whose names are listed below will serve until the Annual Meeting in 2014 or until his successor has been elected and qualified.  Our Board of Directors is not currently divided into classes.

Name of Director	Age	Positions with CornerWorld Since
Scott N. Beck	39	Chief Executive Officer, Chairman and Director, 2007
Marc Blumberg	40	Director, 2008

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

Additional Executive Officers

Marc Pickren, age 42, has served as our President since his appointment on May 9, 2011.  Prior to his appointment as President of CornerWorld, he served at the Company’s Chief Marketing Officer and as President of the Company’s Enversa division, which he co-founded with Marc Blumberg.  He is responsible for strategic vision, process architecture, and sales and marketing.  Before founding Enversa, Mr. Pickren spent nearly three years with J. Walter Thompson as a partner in their Government and Direct-Response Practice where he directed a worldwide team of account managers and online strategists. Prior to J. Walter Thompson, Mr. Pickren was with TMP Worldwide/Monster.com, where he helped the private yellow pages agency grow to a leading public Internet media concern that would become one of the most successful public offerings of the late 1990’s.

V. Chase McCrea III, age 45, has served as our Chief Financial Officer since his appointment September 18, 2009.  Mr. McCrea is a CPA with over 22 years of experience working with and for public companies serving in a variety of capacities.  Until July 2007, Mr. McCrea had served as the Interim Chief Financial Officer and Vice President of Finance of Home Solutions of America, Inc., a publicly traded construction concern. Prior to that, he worked as the Director of Finance for Penson Worldwide, Inc., an international securities clearing firm dating to the summer of 2006, and also as a Manager of SEC Reporting for chemical giant Celanese dating to the summer of 2005. For several years prior to 2005 Mr. McCrea had served as the Director of SEC Reporting for technology company DG Systems (the predecessor company to DG/FastChannel, Inc.) as well as serving as the Director of Finance for approximately five years for a telecommunications provider. Mr. McCrea’s experience includes over eight years working for Big Four accounting firms, where he attained the level of assurance manager. Mr. McCrea holds a Bachelor’s of Science in Accounting from the highly regarded accounting school at the University of Southern California.

Code of ethics

As of April 30, 2013, our Board of Directors has not adopted a code of ethics because of the small number of persons involved in the management of the Company.

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

Board meetings

The Board of Directors held one meeting during the fiscal year ended April 30, 2013.  Mr. Beck and Mr. Blumberg attended the meeting.  Directors receive no compensation for meeting attendance.

Board committees

We do not have an audit, nominating or compensation committee. Due to the small size of the Board of Directors, at this time we do not intend, to establish either an audit committee or a compensation committee of our Board of Directors. When we do ultimately establish these committees, we envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.  We do not have an audit committee financial expert on our Board because we do not have an audit committee.

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

Communications with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company by sending communications to the attention of the Chief Executive Officer at 13101 Preston Road Suite 510, Dallas Texas 75240.  If stockholders feel that their questions have not been sufficiently addressed through communications with the Chief Executive Officer, they may communicate with the Board of Directors by sending their communications to the Board of Directors, c/o the Chief Executive Officer at the same address.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table on the following page sets forth the compensation earned by our Chief Executive Officer, our President, who had previously served as our Chief Marketing Officer, and our Chief Financial Officer for the last three fiscal years.  We do not have any other executive officers who were awarded, earned or were paid over $100,000.

Name and principal position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e) (1)	Option Awards ($)(f)(2)	All Other Compensation ($)(i)	Total ($)(j)
Scott N. Beck, Chairman of the Board of Directors, Chief Executive Officer	2013	250,000	—	—	—	—	250,000
	2012	250,000	—	—	—	—	250,000
	2011	250,000	65,470(3)	107,662	—	—	423,132

Marc A. Pickren, President, previously Chief Marketing Officer	2013	220,000	—	—	—	—	220,000
	2012	216,250	45,000	—	35,000	—	296,250
	2011	200,000	55,000(4)	40,633	—	—	295,633

V. Chase McCrea III, Chief Financial Officer	2013	165,000	35,000(5)	—	—	—	200,000
	2012	165,000	27,514	—	—	—	192,514
	2011	156,250	39,376	25,633	6,800	—	228,589

(1)

The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with ASC Topic 718 (formerly FAS 123[R]) of stock awards granted to each named executive officer, and therefore include amounts from awards granted in and prior to the applicable fiscal year. Assumptions used in the calculation of this amount are included in footnote 8 to the Company’s audited financial statements for the fiscal year ended April 30, 2013 included in this Annual Report on Form 10-K.

(2)

The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with ASC 718 with respect to outstanding stock options granted to each executive officer, whether granted in that fiscal year or in prior fiscal years. These balances have not been adjusted for the potential impact of estimated forfeitures. Assumptions used in the calculation of this amount are included in footnote 9 to the Company’s audited financial statements for the fiscal year ended April 30, 2013 included in this Annual Report on Form 10-K.

(3)	Mr. Beck’s bonus was accrued at April 30, 2011 and is payable in cash pursuant to a schedule provided in his employment agreement.

(4)	Approximately $39,479 of Mr. Pickren’s bonus was cash settled prior to April 30, 2011 while $15,521 remains payable as of April 30, 2013.

(5)

Mr. McCrea’s bonus was accrued at April 30, 2013 and is payable in cash by August 31, 2013.  The discretionary portion of his bonus has not yet been determined but could include up to an additional $6,250.

Executive Employment Agreements

On July 28, 2011, the Company entered into an employment agreement with Mr. Beck, its Chairman and Chief Executive Officer. Pursuant to his employment agreement, Mr. Beck is paid an annual base salary of $400,000, an annual performance based cash bonus subject to the discretion of the Board of Directors, an annual warrant to purchase 1% of the then outstanding common shares of the Company at a strike price equal to the average closing price for CornerWorld’s common stock for the five trading days immediately preceding the date of grant, a bonus fee of 2% of all equity and debt raised during the time of his contract payable out of proceeds at closing of such equity and/or debt capital transaction, a 3.50% fee for the transaction value of all acquisitions as defined in his employment agreement payable at closing, warrants equal to 3.25% of the equity issued pursuant to any debt and equity raised during the time of his employment agreement, a warrant equal to 3.25% of the transaction value of any equity issued in association with all acquisitions and the greater of 5% of fair market value or $5.0 million buyout fee in the case of a change in control. In addition, Mr. Beck’s employment agreement provides for an annual increase of Mr. Beck’s base salary by 5% every year during the term of the agreement; this adjustment was waived for the twelve month period beginning May 1, 2012. Mr. Beck’s employment agreement also provides that, if he is terminated without cause prior to the end of the employment agreement, he will be paid the full amount of his base salary for any days remaining in the full ten year term, the Company will purchase all equity instruments held by Mr. Beck and the Company will pay Mr. Beck $5.0 million within six months of his termination. Finally, Mr. Beck will receive 10% of amounts payable to the Company as a result of any patent infringement litigation. Mr. Beck’s employment agreement continues through July 27, 2021.

On July 27, 2012 and again on July 29, 2013, the Company and Mr. Beck agreed to amend Mr. Beck’s employment agreement such that Mr. Beck’s annual salary would be reduced to $250,000 per year for the period from July 28, 2011 through April 30, 2014. After that point, Mr. Beck’s salary would return to $400,000 per annum. In addition, the amendment provided that Mr. Beck would not receive any annual warrant grants until July 28, 2014.

On September 13, 2011, the Company entered into an employment agreement with Mr. Pickren, its President. Pursuant to his employment agreement, Mr. Pickren is paid an annual base salary of $220,000 and commissions based on new clients acquired by Mr. Pickren. Mr. Pickren was paid a one-time signing bonus of $55,000 related to entering into this agreement. In addition, in accordance with his employment agreement, on September 21, 2011, Mr. Pickren was issued 250,000 options to purchase the Company’s common stock at an exercise price of $0.30 per share. The option contains vesting provisions consistent with other options issued to employees and expires at the end of 5 years. Mr. Pickren’s employment agreement continues through September 15, 2013.

Mr. McCrea is employed subject to his employment agreement which became effective August 1, 2010. Pursuant to his employment agreement, Mr. McCrea is paid an annual base salary of $165,000 and a cash bonus equivalent up to 25% of his base salary. With respect to Mr. McCrea’s bonus, 33% is at the discretion of the Chief Executive Officer, 33% is payable to the extent the Company’s EBITDA exceeds $1.5 million and 33% if the Company completes its public filings in a timely manner. Mr. McCrea is also to be paid a severance equal to six months of his base salary should he be terminated without cause. On July 27, 2012, the Company and Mr. McCrea amended Mr. McCrea’s employment agreement such Mr. McCrea’s agreement continues through July 31, 2014.  All other terms remain unchanged.

During the fiscal year ended April 30, 2013, there has been no occurrence of the re-pricing of any outstanding option or other equity-based award and no waiver or modification of any specified performance target with respect to any amount included in non-stock incentive plan compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information regarding stock option awards previously granted which were outstanding at April 30, 2013.

		Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (b)	Number of Securities Underlying Unexercised Unexercisable Options (c)	Equity Incentive Plan: Number of Securities Underlying Unexercised Unearned Options (d)	Weighted Average Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares of Units of Stock That Have Not Vested (g)	Market Value of Shares of Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (j)
Scott N. Beck	—	—	—	—	—	—	—	—	—
Marc Pickren	675,000	125,000	—	$0.42	8/26/13	—	—	—	—
V. Chase McCrea III	400,000	50,000	—	$0.20	10/12/15	—	—	—	—

Stock Compensation Plans:

Incentive Stock Plan

On August 17, 2007, the Company’s board of directors adopted and implemented the Company’s 2007 Incentive Stock Plan. Under the Incentive Stock Plan, the Company is authorized to issue 4,000,000 shares of its common stock to the Company’s directors, officers, employees, advisors or consultants.

Any Incentive Stock Option granted to an employee of the Company shall become exercisable over a period of no longer than 5 years, and no less than 20% of the shares covered thereby shall become exercisable annually. 25% of shares vest on the six month anniversary of the date of grant, the Initial Vesting Date, while the remaining options vest annually in 25% increments beginning on the first anniversary of the Initial Vesting Date. The options expire 5 years from the grant date.

The number of shares outstanding under the Company’s 2007 Incentive Stock Plan as of April 30, 2013 was 1,320,000.

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

As of April 30, 2013, 925,000 authorized shares under the Company’s 2007 Stock Compensation Plan had been granted.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL

Each of Mr. Beck, Mr. Pickren and Mr. McCrea are named Executive Officers currently employed subject to employment agreements.  Pursuant to their respective employment agreements, they are entitled to payments for termination for reasons other than cause or resulting from a change in control described as follows:

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

Should Mr. Pickren be terminated prior to the expiration of his contract for a reason other than cause, as defined in his employment agreement, he is entitled to the following:

a)	Payment of his base salary for one year

b)	The estimated cost of COBRA Insurance for one year; and

c)	any vacation pay accrued but unpaid as of the Termination Date, payable in a single lump sum payment on the Termination Date.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of July 29, 2013 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s Directors, (iii) each of the executive officers and (iv) all current Directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. As of July 29, 2013, the Directors and executive officers of the Company held a total of 43,895,564 shares of Common Stock entitled to vote, representing 27.1% of the then outstanding shares of Common Stock.

Beneficial Owner	Amount of Common Stock Beneficially Owned as of July 29, 2013 (1)	Percentage of Common Stock Outstanding (1)

Executive Officers and Directors (2)
Scott Beck (3)	29,051,038	18.3%
Marc Blumberg (4), (7)	5,138,686	3.2%
Marc Pickren (5)	6,305,840	4.0%
V. Chase McCrea III (6)	3,400,00	2.2%
All executive officers and directors as a group (consisting of 4 individuals)	43,895,564	27.1%

Other 5% stockholders:
IU Holdings II, LP (8)	58,314,132	37.1%
Internet University, Inc. (7)	37,571,577	23.9%
Total Executive Officers, Directors and Affiliates (2)	139,781,273	76.1%

(1)

The number of shares of Common Stock outstanding as of July 29, 2013 was 157,313,704 The number of beneficially owned shares includes shares issuable pursuant to stock options that may be exercised within sixty (60) days after April 30, 2013 as well as warrants that are immediately exercisable. In addition, the table contemplates the issuance of shares and warrants to certain individuals and entities as detailed in Part II Item 5, “Recent Sales of Unregistered Securities”. At the time of this filing, all warrants had been issued but the share issuances had not yet been completed.

(2)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the officers and Directors named in the table have sole voting and investment power with respect to all shares of Common Stock. Unless otherwise indicated, the business address of each beneficial owner listed is 13101 Preston Road, Suite 510, Dallas, Texas 75240.

(3)	Includes 1,321,000 shares issuable upon exercise of warrants immediately exercisable as of April 30, 2013.

(4)

Includes 1,500,000 warrants to purchase common stock exercisable within sixty (60) days of April 30, 2013. In addition, the number includes 500,000 shares issuable upon exercise of stock options exercisable or that vest within 60 days of April 30, 2013.

(5)

Includes 500,000 warrants to purchase common stock exercisable within sixty (60) days of April 30, 2013. In addition, number includes 675,000 shares issuable upon exercise of stock options exercisable or that vest within 60 days of April 30, 2013.

(6)	Includes 400,000 shares issuable upon exercise of stock options exercisable or that vest within 60 days of April 30, 2013.

(7)	Mr. Blumberg is a shareholder and the President of Internet University, Inc. His business address and the business address of this entity is 12404 Park Central, Suite 400, Dallas, Texas 75251.

(8)	The business address of this entity is 5005 LBJ, Freeway, Suite 370 Occidental Tower Management, Dallas, TX 75244.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As part of the Company’s acquisition of Enversa, the Company borrowed $1,500,000 from Internet University, Inc., Marc Blumberg and Marc Pickren (collectively, the “Enversa Sellers”).  Mr. Blumberg is a member of the Company’s Board of Director as well as the president of Internet University, Inc. and Mr. Pickren is the President of the Company.  On March 30, 2011, the Company entered into amendments to its promissory notes with the Enversa Sellers (collectively the “Tier 4 Junior Notes”). The amendments to the Tier 4 Junior Notes revised the repayment schedules of the Tier 4 Junior Notes, among other things.  The Company recorded interest of $69,726, $161,999 and $65,997 on these notes during the years ended April 30, 2013, 2012 and 2011, respectively.  On October 31, 2012, the Company settled the Tier 4 Junior Notes in their entirety via the conversion to shares of the Company’s common stock.  The outstanding principal balances on the notes themselves, as well as any outstanding accrued interest, were converted at the rate of $0.15/share.    Accordingly, the Tier 4 Junior Notes had no outstanding balances at April 30, 2013.

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. On March 30, 2011, the Company entered into Amendment No. 3 (“IU Amendment No. 3”) to its Promissory Note to IU Investments, LLC (the “Tier 3 Junior Note”).  IU Amendment No. 3 revised the repayment schedule of the Tier 3 Junior Note such that the Company will make principal payments totaling $27,417/month until February 28, 2012, after which time the Company will pay $67,200 annually beginning March 31, 2012 until such time as the Tier 3 Junior Note is paid in full on March 31, 2016. The Tier 3 Junior Note was amended on February 3, 2012 such that principal payments were deferred six months and interest payments will be payable at the choice of the Company at a rate of 10% per annum.  IU Investments, LLC is an entity owned by the parents of the Company’s Chief Executive Officer. The Company recorded interest of $57,992, $55,073 and $104,324 on this facility during the years ended April 30, 2013, 2012 and 2011, respectively. The balance of this note totaled $527,915 at April 30, 2013.

On March 30, 2011, the Company entered into a subordinated $1.5 million promissory note with IU Holdings, LP (“IUH”) (the “Tier 2 Junior Note”) in connection with the previously reported settlement with Ned Timmer.  Principal under the Tier 2 Junior Note is payable in quarterly installments of $187,500.  The Company amended this note several times during the fiscal years ended April 30, 2013 and 2012 such that interest on the outstanding principal amount under the Tier 2 Junior Note is payable at the Company’s choosing at a rate of 10% per annum and principal payments begin on May 31, 2013.  As additional consideration to induce the Tier 2 Junior Lender to enter into this Promissory Note, the Company issued the Tier 2 Junior Lender, 48,414,132 shares of CornerWorld Corporation Common stock.  IUH is a partnership whose limited partners include the parents of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, serves as the manager of IU Holdings, GP, LLC, which is the general partner of IUH. The Company recorded interest expenses of $162,314, $160,521 and $15,500 during the years ended April 30, 2013, 2012 and 2011, respectively, to IUH as a result of this note.  The balance of this note totaled $1,500,000 at April 30, 2013.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University.  Principal under the Tier 5 Junior Note is payable in monthly installments of $25,000 commencing on April 30, 2011 until such point as the Tier 5 Junior Note matures.  The Company amended this note multiple times during the fiscal years ended April 30, 2013 and 2012 such that interest on the outstanding principal amount under the Tier 5 Junior Note is payable at the Company’s choosing at a rate of 10% per annum.  As additional consideration to induce the Tier 5 Junior Lender to enter into this Promissory Note, the Company issued the Tier 5 Junior Lender, 12,910,435 shares of CornerWorld Corporation Common stock.  The Company recorded interest expenses of $19,639, $37,027 and $5,000 on this facility during the years ended April 30, 2013, 2012 and 2011, respectively.  The balance of this note totaled $10,000 at April 30, 2013.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Tier 7 Junior Note is payable in monthly installments of $12,746 until such point as the Tier 7 Junior Note matures.  The Company amended this note multiple times during the fiscal years ended April 30, 2013 and 2012 such that interest on the outstanding principal amount under the Tier 7 Junior Note is payable at the Company’s choosing at a rate of 10% per annum.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation Common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable and accrued bonuses.  The Company recorded interest of $36,685, $34,631 and $3,250 on this facility during the years ended April 30, 2013, 2012 and 2011, respectively.  The balance of this note totaled $338,958 at April 30, 2013.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts created by the father of the Company’s Chief Executive Officer. The lease is for 5 years with minimum future rentals of $30,000 in the next fiscal year, followed by $31,200 and $32,400 in the final two years.  The Company paid $106,692, $199,820 and $47,922 in rent during the years ended April 30, 2013, 2012 and 2011, respectively.  The Company also has a $20,000 deposit on the space for this lease.

The Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $60,000 and $5,000 from this entity during the years ended April 30, 2013 and 2012, respectively.

Policy Regarding Transactions with Related Persons

We do not have a formal, written policy for the review, approval or ratification of transactions between us and any director or executive officer, nominee for director, 5% stockholder or member of the immediate family of any such person that are required to be disclosed under Item 404(a) of Regulation S-K. However, our policy is that any activities, investments or associations of a director or officer that create, or would appear to create, a conflict between the personal interests of such person and our interests must be assessed by our Chief Executive Officer and our Chief Financial Officer and be at arms-length.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees and services approved by the Company and billed by Schumacher and Associates, Inc. for the fiscal years ended April 30, 2013 and 2012.

	Year ended April 30,
	2013	2012

Audit Fees (1)	$53,500	$54,200
Audit Related Fees (2)	—	—
Total (3)	$53,500	$54,200

(1)

Audit Fees. This represents the aggregate fees billed to us in each of fiscal 2013 and fiscal 2012 for professional services rendered by Schumacher and Associates, Inc. for (i) the audit of our annual financial statements included in our annual report on Form 10-K and (ii) the review of our interim financial statements included in the quarterly reports.

(2)

Audit-Related Fees. The aggregate fees billed to us in each of fiscal 2013 and fiscal 2012 for professional services rendered by Schumacher and Associates, Inc. for audit-related fees including statutory and regulatory filings was zero.  We do not currently engage Schumacher and Associates, Inc. to perform internal control testing.

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

10.16w

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
10.18w

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

10.38w	CornerWorld Corporation 2007 Incentive Stock Plan
10.39w	CornerWorld Corporation 2007 Stock Compensation Plan
10.40w	Employment Agreement by and between CornerWorld Corporation and Scott Beck dated July 28, 2011
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
10.51

Amendment No. 3 to Promissory Note dated as of February 3, 2012 by and among CornerWorld Corporation and IU Holdings, LP (incorporated by reference to Exhibit 10.1  to the Company’s Form 8-K, filed February 7, 2012)

10.52

Amendment No. 5 to Promissory Note dated as of February 3, 2012 between CornerWorld Corporation and IU Investments, LLC (incorporated by reference to Exhibit 10.2  to the Company’s Form 8-K, filed February 7, 2012)

10.53

Amendment No. 4 to Promissory Note dated as of February 3, 2012 between CornerWorld Corporation and Internet University, Inc. (incorporated by reference to Exhibit 10.3  to the Company’s Form 8-K, filed February 7, 2012)

10.54

Amendment No. 4 to Promissory Note dated as of February 3, 2012 between CornerWorld Corporation and Marc Blumberg (incorporated by reference to Exhibit 10.4  to the Company’s Form 8-K, filed February 7, 2012)

10.55

Amendment No. 4 to Promissory Note dated as of February 3, 2012 between CornerWorld Corporation and Marc Pickren (incorporated by reference to Exhibit 10.5  to the Company’s Form 8-K, filed February 7, 2012)

10.56

Amendment No. 2 to Promissory Note dated as of February 3, 2012 by and among CornerWorld Corporation and Internet University, Inc. (incorporated by reference to Exhibit 10.6  to the Company’s Form 8-K, filed February 7, 2012)

10.57

Amendment No. 2 to Promissory Note dated as of February 3, 2012 by and among CornerWorld Corporation and Scott N. Beck (incorporated by reference to Exhibit 10.7  to the Company’s Form 8-K, filed February 7, 2012)

10.58

Amendment No. 2 to Promissory Note dated as of February 3, 2012 by and among CornerWorld Corporation and Kelly Larabee Morlan (incorporated by reference to Exhibit 10.8  to the Company’s Form 8-K, filed February 7, 2012)

10.59

Amendment No. 4 to Promissory Note dated as of July 27, 2012 by and among CornerWorld Corporation and IU Holdings, LP (incorporated by reference to Exhibit 10.59  to the Company’s Form 10-K, filed July 30, 2012)

10.60

Amendment No. 3 to Promissory Note dated as of July 27, 2012 between CornerWorld Corporation and Internet University, Inc. (incorporated by reference to Exhibit 10.60  to the Company’s Form 10-K, filed July 30, 2012)

10.61

Amendment No. 5 to Promissory Note dated as of July 27, 2012 between CornerWorld Corporation and Internet University, Inc. (incorporated by reference to Exhibit 10.61  to the Company’s Form 10-K, filed July 30, 2012)

10.62

Amendment No. 5 to Promissory Note dated as of July 27, 2012 between CornerWorld Corporation and Marc Blumberg  (incorporated by reference to Exhibit 10.62  to the Company’s Form 10-K, filed July 30, 2012)

10.63

Amendment No. 5 to Promissory Note dated as of July 27, 2012 between CornerWorld Corporation and Marc Pickren  (incorporated by reference to Exhibit 10.63  to the Company’s Form 10-K, filed July 30, 2012)

10.64

Amendment No. 3 to Promissory Note dated as of July 27, 2012 by and among CornerWorld Corporation and Scott N. Beck (incorporated by reference to Exhibit 10.64  to the Company’s Form 10-K, filed July 30, 2012)

10.65

Amendment No. 3 to Promissory Note dated as of July 27, 2012 by and among CornerWorld Corporation and Kelly Larabee Morlan (incorporated by reference to Exhibit 10.65  to the Company’s Form 10-K, filed July 30, 2012)

10.66w	Amendment Number 2 to Employment Agreement by and between CornerWorld Corporation and Scott Beck dated July 27, 2012
10.67w	Amendment Number 1 to Employment Agreement by and between CornerWorld Corporation and V. Chase McCrea III dated July 27, 2012
10.68

Amendment No. 7 to Promissory Note dated as of October 31, 2012 between CornerWorld Corporation and  IU Investments, LLC (incorporated by reference to Exhibit 10.1  to the Company’s Form 8-K, filed November 5, 2012)

10.69

Amendment No. 6 to Promissory Note dated as of October 31, 2012 between CornerWorld Corporation and  Internet University, Inc. (incorporated by reference to Exhibit 10.2  to the Company’s Form 8-K, filed November 5, 2012)

10.70

Amendment No. 6 to Promissory Note dated as of October 31, 2012 between CornerWorld Corporation and  Marc Blumberg (incorporated by reference to Exhibit 10.3  to the Company’s Form 8-K, filed November 5, 2012)

10.71

Amendment No. 6 to Promissory Note dated as of October 31, 2012 between CornerWorld Corporation and  Marc Pickren (incorporated by reference to Exhibit 10.4  to the Company’s Form 8-K, filed November 5, 2012)

10.72

Amendment No. 4 to Promissory Note dated as of October 31, 2012 between CornerWorld Corporation and  Internet University, Inc. (incorporated by reference to Exhibit 10.5  to the Company’s Form 8-K, filed November 5, 2012)

10.73*w	Amendment Number 3 to Employment Agreement by and between CornerWorld Corporation and Scott Beck dated July 28, 2013
21.1*	Subsidiaries of CornerWorld Corporation.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101***	Interactive Data Files of Financial Statements and Notes.

*	Filed herewith.
**	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
***	Furnished (and not filed) herewith pursuant to Regulation S-T under the Exchange Act.
w	Management plan, compensatory arrangement or employment agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CornerWorld, Corporation

August 13, 2013	By:	/s/ Scott Beck
Scott Beck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Beck	Chairman of the Board of Directors and	August 13, 2013
Scott Beck	Chief Executive Officer
(Principal Executive Officer)

/s/ V. Chase McCrea III	Chief Financial Officer	August 13, 2013
V. Chase McCrea III	(Principal Financial and Accounting Officer)

/s/ Marc Blumberg	Director	August 13, 2013
Marc Blumberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

CornerWorld Corporation

We have audited the accompanying consolidated balance sheets of CornerWorld Corporation as of April 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended April 30, 2013, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CornerWorld Corporation as of April 30, 2013 and 2012, and the consolidated results of its operations and cash flows for the years ended April 30, 2013, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has suffered significant losses since inception and has working capital and shareholders’ deficits at April 30, 2013, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

August 12, 2013

CornerWorld Corporation

Consolidated Balance Sheets

	April 30,
	2013	2012
Assets
Current assets:
Cash	$1,150,880	$890,415
Accounts receivable, net	634,594	1,070,293
Prepaid expenses and other current assets	91,935	132,036
Total current assets	1,877,409	2,092,744

Property and equipment, net	64,900	154,673
Goodwill	1,581,850	2,136,836
Patent	4,413,842	5,971,670
Intangibles, net	—	—
Other assets	28,032	28,729
TOTAL ASSETS	$7,966,033	$10,384,652

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,300,310	$1,894,043
Accrued expenses	867,350	708,874
Notes payable, current portion, net of unamortized discount of $7,045 and $340,303 at April 30, 2013 and 2012, respectively	3,139,273	1,196,013
Notes payable related parties, current portion, net of unamortized discount of $313,500 and $161,685 at April 30, 2013 and 2012, respectively	893,161	1,627,524
Lease payable, current portion	10,704	10,704
Deferred revenue	327,545	385,146
Warrants	873,861	—
Total current liabilities	7,412,204	5,822,304
Long-term liabilities:
Notes payable, net of current portion, net of unamortized discount of $216,769 and $530,268 at April 30, 2013 and 2012, respectively	1,486,773	4,249,731
Notes payable related parties, net of current portion, net of unamortized discount of $0 and $7,045 at April 30, 2013 and 2012, respectively	1,476,667	2,225,041
Lease payable, net of current portion	9,139	18,988
Warrants	—	754,091
Total liabilities	10,384,783	13,070,155

Commitments and Contingencies (See notes 1-2, 4-9 and 11-13)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 157,313,704 and 147,547,607 shares issued and outstanding, at April 30, 2013 and April 30, 2012, respectively	157,313	147,547
Additional paid-in capital	11,783,945	10,164,724
Accumulated deficit	(14,360,008)	(12,997,774)
Total stockholders’ deficit	(2,418,750)	(2,685,503)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,966,033	$10,384,652

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Operations

	For the Years Ended April 30,
	2013	2012	2011

Sales, net	$7,181,842	$10,141,603	$11,761,553

Costs of goods sold	1,344,453	2,598,967	3,952,158

Gross profit	5,837,389	7,542,636	7,809,395

Expenses:
Selling, general and administrative expenses	3,162,028	5,356,777	6,499,977
Depreciation and amortization	1,640,215	2,024,538	2,277,309
Total Operating expenses	4,802,243	7,381,315	8,777,286
Operating income (loss)	1,035,146	161,321	(967,891)

Other income (expense), net:
Interest expense	(1,842,294)	(2,348,196)	(1,022,192)
Other income (expense), net	(555,086)	81,828	435,235
Total other expense, net	(2,397,380)	(2,266,368)	(586,957)
Loss before income taxes	(1,362,234)	(2,105,047)	(1,554,848)
Income taxes	—	—	—
Net loss	$(1,362,234)	$(2,105,047)	$(1,554,848)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)

Weighted average number shares outstanding – basic and diluted	152,390,521	147,324,142	99,888,432

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance, May 1, 2010	95,518,317	95,518	7,740,043	(9,337,879)	(1,502,318)
Issuance of Common Stock to IU Holdings, LP	48,414,132	48,414	414,147	—	462,561
Issuance of Common Stock to Internet University, Inc.	12,910,435	12,910	110,440	—	123,350
Issuance of Common Stock to CEO	12,585,802	12,586	107,662	—	120,248
Issuance of Common Stock to consultant	1,194,215	1,194	10,216	—	11,410
Issuance of Common Stock to employees, officers and directors	10,300,000	10,300	88,109	—	98,409
Return of stock to treasury associated with recapitalization	(33,950,000)	(33,950)	(290,417)	—	(324,367)
Issuance of warrants associated with debt financing	—	—	52,467	—	52,467
Stock-based compensation expense	—	—	149,570	—	149,570
Gain on settlement of related party debt	—	—	1,624,548	—	1,624,548
Net loss	—	—	—	(1,554,848)	(1,554,848)
Balance, April 30, 2011	146,972,901	146,972	10,006,785	(10,892,727)	(738,970)
Stock-based compensation expense	—	—	158,514	—	158,514
Cash-less exercise of stock options and warrants	574,706	575	(575)	—	—
Net loss	—	—	—	(2,105,047)	(2,105,047)
Balance, April 30, 2012	147,547,607	147,547	10,164,724	(12,997,774)	(2,685,503)
Stock-based compensation expense	—	—	164,071	—	164,071
Conversion of debt to common stock	9,766,097	9,766	1,455,150	—	1,464,916
	—	—	—	(1,362,234)	(1,362,234)
Balance, April 30, 2013	157,313,704	$157,313	$11,783,945	$(14,360,008)	$(2,418,750)

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Cash Flow

	For the Years Ended April 30,
	2013	2012	2011
Cash Flows from Operating Activities
Net loss	$(1,362,234)	$(2,105,047)	$(1,554,848)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,640,215	2,024,538	2,277,309
Amortization of loan discounts	501,987	841,101	—
Provision for doubtful accounts	162,560	253,227	53,794
Stock-based compensation	164,071	158,514	149,570
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	273,139	454,184	(18,332)
Prepaid expenses and other current assets	40,101	(19,064)	6,967
Other assets	697	(597)	3,052
Impairment of goodwill	554,986	—	—
Accounts payable	(582,956)	(1,068,952)	193,842
Accrued expenses	258,193	170,648	323,491
Deferred revenue	(57,601)	(75,269)	262,646
Other liabilities	119,770	101,417	(49,713)
Net cash provided by operating activities	1,712,928	734,700	1,647,778
Cash Flows from Investing Activities
Fixed assets acquired pursuant to capital lease	(2,463)	(2,436)	—
Purchases of property and equipment	—	(17,015)	(164,294)
Proceeds from sale of fixed assets	—	17,400	—
Net cash used in investing activities	(2,463)	(2,051)	(164,294)
Cash Flows from Financing Activities
Proceeds from issuance of notes payable	—	—	5,000,000
Principal payments on debt	(1,160,000)	(518,495)	(3,165)
Proceeds from issuance of related party notes payable	—	—	1,500,000
Principal payments on related party notes payable	(290,000)	(195,489)	(1,074,732)
Proceeds from line of credit, net of repayments	—	—	(215,000)
Proceeds from issuance of common stock	—	—	—
Consulting settlement in lieu of common stock	—	—	—
Fees paid for debt issuance	—	(62,500)	(346,500)
Cash settlement of litigation	—	—	(6,000,000)
Net cash used in financing activities	(1,450,000)	(776,484)	(1,139,397)
Net increase (decrease) in cash	260,465	(43,835)	344,087
Cash at beginning of year	890,415	934,250	590,163
Cash at end of year	$1,150,880	$890,415	$934,250

Cash paid for:
Interest	$855,626	$1,231,702	$1,010,447
Income taxes	$—	$—	$—
Non-Cash Financing Activities:
Conversion of debt to common stock	$1,464,916	$—	$—
Acquisition of fixed assets pursuant to capital lease	$—	$32,128	$—
Issuance of common stock and warrants for debt financing	$—	$—	$770,036
Issuance of common stock to employees, officers and directors	$—	$—	$98,409

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Notes to Consolidated Financial Statements

April 30, 2013

1. Basis of Presentation

Organization

CornerWorld Corporation (“the Company”, “CornerWorld”, “we”, “our” or “us”) was incorporated in the State of Nevada, on November 9, 2004 as Olympic Weddings International, Inc. Effective May 1, 2007, we changed our name to CornerWorld Corporation.

The Company is a marketing and technology services company creating opportunities from the increased accessibility of content across mobile, television and internet platforms. Our key asset is the patented 611 Roaming ServiceTM from RANGER Wireless Solutions ®, which generates revenue by processing approximately 10.2 million calls from roaming wireless customers per year and seamlessly connecting them to their service provider.

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

April 30, 2013

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

As a provider of Internet Protocol Television (IPTV), Internet and VoIP services, T² Communications delivers leading-edge technology to residential and business customers in Michigan. Offerings include: phone lines, Internet connections, colocation and long distance and toll-free services. T² is a Competitive Local Exchange Carrier (CLEC) that manages its own Fiber to the Premise (FTTP) network with a 10 gigabit backbone and up to 1 gigabit per second connections to end users.

PSM holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes.

The Company’s year-end is April 30th.

Going Concern

These consolidated financial statements have been prepared on a going-concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future.

The Company has experienced losses amounting to $1,362,234 for the year ended April 30, 2013 while it had $1,150,880 in cash and cash equivalents and had a working capital deficiency of $5,534,795 as of April 30, 2013. The Company’s current cash reserves are insufficient to sustain operations over the course of the next year based on the current schedule of maturities of the Company’s short-term secured debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable, including the paydown event discussed in more detail in note 5, and its other debt service is dependent on the ability of the Company to either obtain financing necessary to re-pay the Company’s senior lender or to renegotiate maturity dates with all of its secured creditors. The Company is in the process of renegotiating the maturities of all of its financing commitments with its various secured creditors but the negotiations have not yet been completed. There are no assurances that the Company will be successful in achieving these goals which raises significant doubt as to the Company’s ability to continue as a going concern.

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

April 30, 2013

Receivables

Accounts receivable include uncollateralized customer obligations due under normal trade terms requiring payment within 30-60 days from invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $61,349 and $142,548 as of April 30, 2013 and 2012, respectively.

Selling, General and Administrative Expenses

The Company previously received administrative support from Enversa’s former parent company, Internet University, Inc. (“Internet University”). Included in such administrative support were human resources, payroll, information technology and facilities services. Prior to February 1, 2011, the Company operated from office space provided by Internet University and utilized furniture and equipment provided by Internet University in such office space. The costs of such services were billed to CornerWorld and were reflected in the income statements in the total amount of $253,999 for the year ended April 30, 2011. Subsequent to February 1, 2011, the Company relocated to new office space.

Additionally, prior to April 30, 2011, all of CornerWorld’s and Enversa’s employees were leased to the Company through an agreement between CornerWorld, Enversa, and Internet University. CornerWorld and Enversa employees were paid under the federal employer identification number and are included in the employee benefit programs, such as life, health and disability insurance and 401(k) of a subsidiary of Internet University. The selling, general and administrative expenses on the income statement reflects a total of $2,531,345 of actual salaries for CornerWorld’s corporate and Enversa personnel during the year ended April 30, 2011, as well as an allocation of payroll taxes and employee benefits calculated at 15% of salary. Subsequent to April 30, 2011, all employees began being paid under the Company’s federal employer identification number.

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

April 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three (3) months or less to be cash equivalents.

Property and equipment

Property and equipment are recorded at cost and depreciated over their estimates useful lives using the straight-line method as follows:

Computer equipment	3 years
Office furniture	5 years
Computer software packages	3 years
Capitalized software development	3 years
Leasehold improvements	3 years

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at April 30, 2013.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are Goodwill, a patent and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management reviews its long-lived assets annually and concluded that, as of April 30, 2013, due to negative cash flows and the continuing deterioration of market conditions in the for-profit education space, the goodwill associated with Enversa had become permanently impaired.  Accordingly, the Company recorded a charge to earnings in the fourth quarter totaling $554,986 to impair Enversa’s goodwill.  Management does not believe its fixed assets or the Goodwill and patent associated with its Woodland acquisitions are impaired.  See also Note 4, Intangible Assets and Goodwill.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

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

Concentrations of cash and cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Federal Deposit Insurance Corporation (FDIC) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000. At April 30, 2013 and 2012, the Company had $853,432 and $253,489, respectively, in excess of that which is insured by the FDIC.

Concentration of credit risk

Credit is extended based on an evaluation of the customer’s financial condition, and the Company does not require collateral. Write-offs of accounts receivable have historically been nominal. The Company’s top three customers comprised 71.3% of total revenue during the year ended April 30, 2013.  In addition, approximately 49.2%, 30.1% and 32.2% of total revenue was derived from the Company’s largest customer during the years ended April 30, 2013, 2012 and 2011, respectively.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during year ended April 30, 2013, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

3. Property and Equipment

Property and equipment is summarized as follows at April 30:

	2013	2012
Computer equipment	$1,080,772	$1,095,149
Furniture	116,497	154,250
Leasehold improvements	15,077	15,077
Software	100,373	100,373
Total	1,312,719	1,364,849
Less: accumulated depreciation and amortization	(1,247,819)	(1,210,176)
Property and equipment, net	$64,900	$154,673

Depreciation expense for property and equipment for the years ended April 30, 2013, 2012 and 2011 was $82,387, $355,606, and $386,145 respectively.

4. Intangible Assets and Goodwill

Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following at April 30:

	2013	2012	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Customer list	1,000,000	1,000,000	3
	11,904,792	11,904,792
Accumulated amortization	(7,490,950)	(5,933,122)
	$4,413,842	$5,971,670

Amortization expense related to identifiable intangible assets totaled $1,557,828, $1,668,932 and $1,891,164 for the years ended April 30, 2013, 2012 and 2011, respectively. The estimated amortization for the next five years is as follows:

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

As previously noted, due to negative cash flows and the continuing deterioration of market conditions in the for-profit education space, the Company’s management determined that, the goodwill associated with Enversa had become permanently impaired.  As such, the Company recorded a charge to earnings in the fourth quarter totaling $554,986 to impair Enversa’s goodwill. The goodwill that remains totals $1,581,850 and relates solely to the Company’s Communication Services segment. Based on management’s review, that goodwill was not impaired as of April 30, 2013.

5. Debt

	As of April 30,
	2013	2012
Long-term Debt
Notes payable to Emerald Crest Capital (the “Senior Lender”); the notes mature March 31, 2015. The interest rate was floating at LIBOR plus 12%; the notes’ floor utilizes a minimum LIBOR of 3%. At April 30, 2013 the total rate was 15%. These notes are collateralized by all assets of the Company.	$3,700,000	$4,500,000
Note payable IU Holdings, LP; the note matures February 28, 2015. At April 30, 2013, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 11, Related Party Transactions.	1,500,000	1,500,000
Note payable to IU Investments, LLC, due March 31, 2016. At April 30, 2013, the interest rate was 10%. These notes are collateralized by all assets of the Company save for the Ranger patent. See also note 11, Related Party Transactions.	527,915	527,915
Notes payable to Internet University and the other selling members of Enversa; the notes were converted to equity on October 31, 2012. See also note 11, Related Party Transactions.	—	1,364,199
Note payable to Internet University; the note matures April 30, 2013. At April 30, 2013, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 11, Related Party Transactions.	10,000	300,000
Note payable to Ned B. Timmer; the note matures April 30, 2016. At April 30, 2013, the interest rate was 10%. This note is collateralized by all assets of Woodland Holdings, Corporation, including the Ranger patent.	1,440,000	1,800,000
Note payable to CEO; the note matures July 31, 2015. At April 30, 2013, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 11, Related Party Transactions.	338,958	338,958
Note payable to Kelly Larabee Morlan; the note matures December 31, 2013. At January 31, 2013, the interest rate was 10%. This note is not collateralized.	16,316	16,316
Total debt	7,533,189	10,347,388
Less current portion of long-term debt	(4,352,979)	(3,325,525)
Non-current portion of long-term debt	$3,180,210	$7,021,863

On March 29, 2011, the Company also entered into a warrant purchase agreement with the Senior Lender.  Pursuant to the Purchase Agreement, the Company issued the Senior Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Senior Lender may purchase up to 8,762,008 shares of the Company’s common stock for an aggregate price of $100, have a 5 year term and contain certain put and call options.  The Warrant is not exercisable prior to March 30, 2014.  Using the Black-Scholes model, the value of the warrant issued to the Senior Lender was less than the net present value of the minimum $1,000,000 cash value of the warrants. Therefore, the net present value of $1,000,000, totaling $873,861 and $754,091 at April 30, 2013 and 2012, respectively, was recorded as a loan discount, which is being amortized to earnings as additional interest expense over the remaining term of the loan.  The warrant will be revalued at each reporting date, and adjusted to earnings. In addition, other loan fees of $717,569 were incurred from the issuance of 75,104,584 shares of the Company’s stock, $512,750 was paid or accrued, and $52,467 was incurred from the grant of additional warrants during March 2011. These fees are being amortized to earnings as additional interest over the remaining term of the loans. The unamortized balance of these deferred costs was $537,313 and $1,039,302 at April 30, 2013 and 2012, respectively, and is reflected as a loan discount to the outstanding balance of $7,533,189 and $10,347,388 at April 30, 2013 and 2012, respectively.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

The notes payable to the Senior Lenders include certain restrictive covenants with respect to the Company’s earnings, leverage and accounts payable. Failure to comply with these covenants could result in the acceleration of all or part of the notes payable to the Senior Lender, depending on the particular covenant, creating a “Paydown Event.”  Effective April 30, 2013, the Company was not in compliance with a covenant whereby the Company’s marketing segment did not maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the credit agreement with the Senior Lender.  Accordingly, the Company was subject to a Paydown Event potentially resulting in a requirement to paydown approximately an additional $1.3 million on June 30, 2013. Failure to obtain a waiver or amendment would entitle the Senior Lender to declare an Event of Default under the Notes, which could lead to an acceleration of all other amounts payable under the Notes.  This would entitle the Senior Lender to exercise its remedies under the notes, including foreclosing upon the collateral securing the notes. Any failure to obtain a waiver or amendment of this Paydown Event could inhibit the Company’s ability to continue as a going concern and would result in a material adverse effect on the Company.

In the second half of July 2013, the Company and its Senior Lender reached an agreement in principle whereby the Paydown Event and all requirements with respect to the Company’s marketing division would be removed via an amendment to the credit agreement with the Senior Lender.  In addition, the Senior Lender waived the default, modified the Company’s interest rate and adjusted the Company’s amortization schedule, among other things.  The Company and it Senior Lender are currently in the process of memorializing the modifications to the Company’s credit agreement with the Senior Lender but the modifications must also be approved by the Company’s multiple subordinated creditors which has not yet taken place.  See also Note 13, Subsequent Events.

Future minimum principal payments pursuant to the above long term debt agreements are as follows:

Year ending April 30
2014	$4,352,979
2015	2,707,214
2016	472,996
Total	$7,533,189

6. Leases

The Company leases its facilities under non-cancelable operating lease agreements. The leases expire on various dates through 2016 and provide for minimum monthly rents of approximately $4,150. Rent expense for the years ended April 30, 2013, 2012 and 2011 was approximately $138,982, $283,649 and $539,947, respectively. See also Note 11, Related Party Transactions, for more details.

The Company also has a capital lease on telecom equipment.  The lease expires on March 1, 2015 and the Company makes monthly payments of $892 pursuant to the terms of this lease.

Future minimum lease payments under non-cancelable leases are as follows:

2014	$55,559
2015	41,017
2016	32,400
Total lease payments	$128,976

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

7. Equity

Preferred Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no issued and outstanding preferred shares as of April 30, 2013.

Common Stock

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. As of April 30, 2013, 157,313,704 shares of common stock were issued and outstanding.

On October 31, 2012, the Company issued 9,766,097 shares of common stock in exchange for retiring approximately $1,464,916 of debt and accrued interest.  The outstanding principal balances on the notes converted, as well as any outstanding accrued interest, were converted at the rate of $0.15/share.  See also Note 11 Related Party Transactions for more detail.

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

Warrants

The following summarizes the Company’s warrant transactions for the years ended April 30, 2012, 2011 and 2010:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable, May 1, 2010	13,671,000	$0.32
Granted	14,895,415	0.00
Cancelled or Expired	(2,750,000)	0.07
Outstanding, April 30, 2011	25,816,415	$0.11
Granted	—	—
Exercised	(1,250,000)	0.20
Cancelled or Expired	—	—
Outstanding, April 30, 2012	24,566,415	$0.11
Granted	—	—
Cancelled or Expired	(420,000)	1.46
Outstanding, April 30, 2013	24,146,415	$0.08

Weighted average fair value of warrants granted:
2011	$0.00
2012	$—
2013	$—

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

The following table summarizes information about warrants outstanding as of April 30, 2013:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price
$0.00 - $0.20	14,895,415	$0.00
$0.20 - $1.40	9,251,000	$0.21

As part of the February 23, 2009 Woodland Acquisition, the Company issued warrants to Timmer, who later became an employee and a member of the Board of Directors. The warrants allowed Timmer or his assigns to purchase 33,950,000 shares of the Company’s common stock for consideration of $100. Timmer and his assigns exercised the warrants on July 23, 2009 and acquired 33,950,000 shares of the Company’s common stock. This stock was returned as part of the February 3, 2011 Settlement Agreement (the “Settlement Agreement”) between the Company and Timmer. See also Note 9, Commitments and Contingencies, for more detail.

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

The number of shares outstanding under the Company’s 2007 Incentive Stock Plan as of April 30, 2013 was 1,290,000.

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

As of April 30, 2013, 925,000 authorized shares under the Company’s 2007 Stock Compensation Plan had been granted.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	April 30, 2013
	Shares Reserved for Grant	Awards Available for Grant
Incentive Stock Plan	4,000,000	2,680,000
Stock Compensation Plan	4,000,000	3,075,000
	8,000,000	5,755,000

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

	For the Year Ended April 30
	2013	2012	2011
Expected term (in years)	5.0	5.0	5.0
Expected volatility	100.0%	100.0%	76.1%
Risk-free interest rate	0.2%	0.9%	2.2%
Dividend yield	0.0%	0.0%	0.0%

A summary of activity under the Stock Plans and changes during the years ended April 30, 2013, 2012 and 2011 is presented below:

	Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2010	2,579,000	$0.54	3.47	$0.00
Granted	750,000	0.20
Cancelled/forfeited	(809,000)	0.87
Exercised	—	—
Outstanding at April 30, 2011	2,520,000	$0.35	$3.36	$0.00
Granted	1,130,000	0.29
Cancelled/forfeited	(679,999)	0.20
Exercised	(60,001)	0.20
Outstanding at April 30, 2012	2,910,000	$0.35	$3.12	$44,600
Granted	30,000	0.29
Cancelled/forfeited	(695,000)	0.20
Outstanding at April 30, 2013	2,245,000	$0.38	$1.49	$0.00
Options vested and expected to vest	2,245,000	$0.38	1.49	$0.00
Options exercisable at end of period	1,895,000	$0.40	1.15	$0.00

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

During the years ended April 30, 2013, 2012 and 2011, the Company recognized $164,071, $158,514 and $149,570 of stock-based compensation expense, respectively. As of April 30, 2013, 2012 and 2011 there was $86,642, $273,673 and $362,548, respectively, of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.49 weighted average years.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

Employment Agreements

The Company has an employment contract with Mr. Scott Beck, the Chairmen of the Board of Directors who also serves as the Chief Executive Officer.  Pursuant to his employment agreement, Mr. Beck is paid an annual base salary of $400,000, an annual performance based cash bonus subject to the discretion of the board of directors, an annual warrant to purchase 1% of the then outstanding common shares of the Company, a bonus fee of 2.00% of all equity and debt raised during the time of his contract, a 3.50% fee for the transaction value of all acquisitions as defined in his employment agreement, warrants equal to 3.25% of the equity issued pursuant to any debt and equity raised during the time of his employment agreement, a warrant equal to 3.25% of the transaction value of any equity issued in association with all acquisitions and the greater of 5% of fair market value or $5.0 million buyout fee in the case of a change in control; in addition, Mr. Beck’s employment agreement provides for an annual increase of Mr. Beck’s base salary by 5% every year during the term of the agreement. Mr. Beck’s employment agreement also provides that, if he is terminated without cause prior to the end of the employment agreement, he will be paid the full amount of his base salary for any days remaining in the full ten year term, the Company will purchase all equity instruments held by Mr. Beck and, finally, the Company will pay Mr. Beck $5.0 million within six months of his termination. Finally, Mr. Beck will receive 10% of amounts payable to the Company as a result of any patent infringement litigation. Mr. Beck’s employment agreement was amended on July 28, 2012 and again on July 30, 2013 such that his salary remained at $250,000 per annum through April 30, 2014 and he did not receive his annual equity grant. His employment agreement continues through July 27, 2021.  See also Note 13, Subsequent Events.

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

The Company has an employment contract with Mr. Chase McCrea, its Chief Financial Officer. The contract provides for an annual salary of $165,000 and includes certain bonus provisions up to 25% of his base salary based on the company achieving certain earnings thresholds, among other things. This agreement expires in 2014. The agreement contains certain severance payments, upon termination of employment (except for cause), as defined in his employment agreement.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

10. Segment Reporting

The Company operates in three integrated business segments: (i) marketing services, (ii) communications services and (iii) Corporate, formerly, on-line media networks:

	For the Year Ended April 30
	2013	2012	2011
Net sales:
Marketing Services	$1,749,491	$4,311,811	$5,586,604
Communications Services	5,432,351	5,829,792	6,174,949
Corporate	—	—	—
Total net sales	$7,181,842	$10,141,603	$11,761,553
Income (loss) before income taxes:
Marketing Services	$554,997	$(104,303)	$(152,647)
Communications Services	1,350,649	1,344,736	742,076
Corporate	(3,267,880)	(3,345,480)	(2,144,277)
Total loss before income taxes	$(1,362,234)	$(2,105,047)	$(1,554,848)
Depreciation and amortization included in operating income:
Marketing Services	$6,183	$117,104	$336,948
Communications Services	1,587,005	1,846,364	1,899,353
Corporate	47,027	61,070	41,008
Total depreciation and amortization	$1,640,215	$2,024,538	$2,277,309
Intangible assets:
Marketing Services	$—	$—	$111,104
Communications Services	4,413,842	5,971,670	7,529,498
Corporate	—	—	—
Total segment identifiable intangible assets	$4,413,842	$5,971,670	$7,640,602
Goodwill:
Marketing Services	$—	$—	$—
Communications Services	1,581,850	1,581,850	1,581,850
Corporate	—	554,986	554,986
Total segment identifiable assets	$1,581,850	$2,136,836	$2,136,836
Total assets:
Marketing Services	$179,722	$491,889	$1,446,413
Communications Services	7,709,598	9,129,572	10,758,753
Corporate	76,713	763,191	903,866
Total segment identifiable assets	$7,966,033	$10,384,652	$13,109,032

There were no material intersegment sales. Operating income is defined as third party sales less operating expenses. All of the Company’s business activities are conducted within the United States geographic boundaries.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

11. RELATED PARTY TRANSACTIONS

The Company’s Enversa division received administrative support from its former parent company, Internet University, Inc. (“Internet University”). Included in such administrative support are human resources, payroll, information technology and facilities services. Prior to moving on February 1, 2011, Enversa operated from office space provided by Internet University and utilized furniture and equipment provided by Internet University in such office space. The costs of such services have been billed to CornerWorld and are reflected in the income statements in the total amount of $253,999 for the year ended April 30, 2011.  Enversa received no administrative support during the fiscal years ended April 30, 2013 and 2012.

Additionally, for the period from August 2008 through April 30, 2011, all of CornerWorld’s and Enversa’s employees were leased to Enversa through a certain Transition Services Agreement between CornerWorld, Enversa, and Internet University, Inc. CornerWorld and Enversa employees were paid under the federal employer identification number and are included in the employee benefit programs, such as life, health and disability insurance and 401(k) of a subsidiary of Internet University. The selling, general and administrative expenses on the income statement reflects a total of $2,531,345 of actual salaries for CornerWorld’s corporate and Enversa personnel during the years ended April 30, 2011, as well as an allocation of payroll taxes and employee benefits calculated at 15% of salary. Subsequent to April 30, 2011, all employees were paid under the Company’s federal employer identification number.

On August 27, 2008, Enversa entered into a $500,000 line of credit with Internet University which was originally intended to expire on February 23, 2009. From time to time, Enversa and Internet University amended the line of credit, which extended the maturity date until December 31, 2010 and provided a schedule for payments. The line of credit bears interest at 8.00% per annum and is secured by a second priority security interest in CornerWorld’s membership interests in Enversa, a first priority security interest in all of Enversa’s assets and in all products, proceeds, revenues, distributions, dividends, stock dividends, securities and other property, rights and interests that CornerWorld and Enversa receives or is at any time entitled to receive. There was no outstanding balance under the line of credit at April 30, 2013 and 2012 and the Company no longer has access to the unused portion. The Company recognized interest expenses totaling $6,944 during the year ended April 30, 2011 related to this line of credit.

As part of the Company’s acquisition of Enversa, the Company borrowed $1,500,000 from Internet University, Inc., Marc Blumberg and Marc Pickren (collectively, the “Enversa Sellers”).  Mr. Blumberg is a member of the Company’s Board of Director as well as the president of Internet University, Inc. and Mr. Pickren is the President of the Company.  On March 30, 2011, the Company entered into amendments to its promissory notes with the Enversa Sellers (collectively the “Tier 4 Junior Notes”). The amendments to the Tier 4 Junior Notes revised the repayment schedules of the Tier 4 Junior Notes, among other things.  The Company recorded interest of $69,726, $161,999 and $65,997 on these notes during the years ended April 30, 2013, 2012 and 2011, respectively.  On October 31, 2012, the Company settled the Tier 4 Junior Notes in their entirety via the conversion to shares of the Company’s common stock.  The outstanding principal balances on the notes themselves, as well as any outstanding accrued interest, were converted at the rate of $0.15/share.    Accordingly, the Tier 4 Junior Notes had no outstanding balances at April 30, 2013.

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

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC. On March 30, 2011, the Company entered into Amendment No. 3 (“IU Amendment No. 3”) to its Promissory Note to IU Investments, LLC (the “Tier 3 Junior Note”).  IU Amendment No. 3 revised the repayment schedule of the Tier 3 Junior Note such that the Company will make principal payments totaling $27,417/month until February 28, 2012, after which time the Company will pay $67,200 annually beginning March 31, 2012 until such time as the Tier 3 Junior Note is paid in full on March 31, 2016. The Tier 3 Junior Note was amended on February 3, 2012 such that principal payments were deferred six months and interest payments will be payable at the choice of the Company at a rate of 10% per annum.  IU Investments, LLC is an entity owned by the parents of the Company’s Chief Executive Officer. The Company recorded interest of $57,992, $55,073 and $104,324 on this facility during the years ended April 30, 2013, 2012 and 2011, respectively. The balance of this note totaled $527,915 at April 30, 2013.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

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

A portion of the Lump Sum Payment was sourced from IU Holdings, LP (“IUH”).  On March 30, 2011, the Company entered into a subordinated $1.5 million promissory note with IUH (the “Tier 2 Junior Note”).  Principal under the Tier 2 Junior Note is payable in quarterly installments of $187,500.  The Company amended this note several times during the fiscal years ended April 30, 2013 and 2012 such that interest on the outstanding principal amount under the Tier 2 Junior Note is payable at the Company’s choosing at a rate of 10% per annum and principal payments begin on May 31, 2013.  As additional consideration to induce the Tier 2 Junior Lender to enter into this Promissory Note, the Company issued the Tier 2 Junior Lender, 48,414,132 shares of CornerWorld Corporation Common stock.  IUH is a partnership whose limited partners include the parents of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, serves as the manager of IU Holdings, GP, LLC, which is the general partner of IUH. The Company recorded interest expenses of $162,314, $160,521 and $15,500 during the years ended April 30, 2013, 2012 and 2011, respectively, to IUH as a result of this note.  The balance of this note totaled $1,500,000 at April 30, 2013.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University.  Principal under the Tier 5 Junior Note is payable in monthly installments of $25,000 commencing on April 30, 2011 until such point as the Tier 5 Junior Note matures.  The Company amended this note multiple times during the fiscal years ended April 30, 2013 and 2012 such that interest on the outstanding principal amount under the Tier 5 Junior Note is payable at the Company’s choosing at a rate of 10% per annum.  As additional consideration to induce the Tier 5 Junior Lender to enter into this Promissory Note, the Company issued the Tier 5 Junior Lender, 12,910,435 shares of CornerWorld Corporation Common stock.  The Company recorded interest expenses of $19,639, $37,027 and $5,000 on this facility during the years ended April 30, 2013, 2012 and 2011, respectively.  The balance of this note totaled $10,000 at April 30, 2013.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Tier 7 Junior Note is payable in monthly installments of $12,746 until such point as the Tier 7 Junior Note matures.  The Company amended this note multiple times during the fiscal years ended April 30, 2013 and 2012 such that interest on the outstanding principal amount under the Tier 7 Junior Note is payable at the Company’s choosing at a rate of 10% per annum.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation Common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable and accrued bonuses.  The Company recorded interest of $36,685, $34,631 and $3,250 on this facility during the years ended April 30, 2013, 2012 and 2011, respectively.  The balance of this note totaled $338,958 at April 30, 2013.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which is leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts created by the father of the Company’s Chief Executive Officer. The lease is for 5 years with minimum future rentals of $30,000 in the next fiscal year, followed by $31,200 and $32,400 in the final two years.  The Company paid $106,692, $199,820 and $47,922 in rent during the years ended April 30, 2013, 2012 and 2011, respectively.  The Company also has a $20,000 deposit on the space for this lease.

The Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $60,000 and $5,000 from this entity during the years ended April 30, 2013 and 2012, respectively.

12. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Due to continued losses from operations, since the inception of the Company, no provision for income taxes has been made in these financial statements.  The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Year ended April 30,
	2013		2012
Federal statutory rate	34.00%		34.00%
Effect of:
Valuation allowance	(34.00%	)	(34.00%	)
Effective income tax rate	—%		—%

The Company’s income tax provision is summarized below:

	Year ended April 30,
	2013	2012
Income tax expense (benefit):
Federal- current	$(50,699)	$(378,455)
Federal - deferred	(219,635)	(333,130)
Total	(270,334)	(711,585)
Less: valuation allowance	270,334	711,585
Total	$—	$—

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.  At April 30, 2013 we had no unrecognized tax benefits in income tax expense, and do not expect any for the year ended April 30, 2014.  Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before April 30, 2010.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

April 30, 2013

The components of the deferred tax asset are as follows:

	Year ended April 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$864,042	$863,709
Amortization	1,113,051	1,001,320
Merger & acquisition fees	465,076	465,076
Stock compensation expense	1,947,009	1,888,257
Other deferred tax assets	305,144	211,633
Other deferred tax liabilities	(23,497)	(26,761)
Total deferred tax assets	4,670,825	4,403,234
Valuation allowance	(4,670,825)	(4,403,234)
Net deferred tax assets	$—	$—

For the year ended April 30, 2013 and April 30, 2012 the cumulative deferred tax asset of $4,670,825 and $4,403,234 and respectively, are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  The cumulative income tax loss carryforward, of $2,541,301, if not used, will expire in various years through 2033, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.

13. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were available to be issued.

As of April 30, 2013, the Company did not have sufficient Adjusted EBITDA to be in compliance with the minimum EBITDA covenant for the marketing division and the Company did not have sufficient cash reserves to completely make the anticipated Paydown Event to the Senior Lenders.  Accordingly, the Company stopped paying all Junior Creditors and received a notice of default from two junior creditors, Ned Timmer and IU Holdings, LP, shortly thereafter.  .The Company immediately began negotiations with its Senior Lender.

In the second half of July 2013, the Company and its Senior Lender reached an agreement in principle whereby the Paydown Event and all requirements with respect to the Company’s marketing division, including the Paydown Event, would be removed via an amendment to the credit agreement with the Senior Lender.  In addition, the Senior Lender waived the default related to the Paydown Event, modified the Company’s interest rate and adjusted the Company’s amortization schedule, among other things.  The Company and it Senior Lender are currently in the process of memorializing the modifications to the Company’s credit agreement with the Senior Lender but the modifications must also be approved by the Company’s multiple subordinated creditors which has not yet taken place.  Assuming we are successful in completing the proposed amendment with the Senior Lender, negotiating a waiver with our subordinated lenders and our operations remain consistent with their historical levels, we anticipate we will have adequate cash to support our existing operations over the next twelve months.  However, there can be no assurance that we will consummate the proposed amendment with the Senior Lender or the Junior Lenders.  Should we be unsuccessful in executing the proposed amendments, the Senior Lender could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.

On July 29, 2013, the Company and Mr. Beck agreed to amend Mr. Beck’s employment agreement such that Mr. Beck’s annual salary would be reduced to $250,000 per year for the period from May 1, 2013 through April 30, 2014.  After that point, Mr. Beck’s salary would return to $400,000 per annum.  In addition, the amendment provided that Mr. Beck would not receive the annual warrant grant until July 28, 2014.