Form 10-Q
period 2013-07-31
Cornerworld Corp
filed 2013-09-19
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to _______

Commission File Number: 333-128614

CORNERWORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State of incorporation)	(I.R.S. Employer Identification No.)

13101 Preston Road, Suite 510
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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of September 12, 2013 was 156,813,704.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of July 31, 2013and April 30, 2013	1

	Condensed Consolidated Statements of Operations for the Three Months Ended July 31, 2013 and 2012	2

	Condensed Consolidated Statement of changes in stockholders’ deficit for the Three Months Ended July 31, 2013	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2013 and 2012	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

3	Quantitative and Qualitative Disclosures about Market Risk	18

4	Controls and Procedures	18

	PART II. OTHER INFORMATION

1	Legal Proceedings	19

1A	Risk Factors	19

2	Unregistered Sales of Equity Securities and Use of Proceeds	19

3	Defaults Upon Senior Securities	19

4	Mine Safety Disclosures	19

5	Other Information	19

6	Exhibits	19

	Signatures	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	July 31, 2013	April 30, 2013
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,340,888	$1,150,880
Accounts receivable, net of allowance for doubtful accounts of $41,138 and $61,349 at July 31, 2013 and April 30, 2013, respectively	780,960	634,594
Prepaid expenses and other current assets	87,513	91,935
Total current assets	2,209,361	1,877,409

Property and equipment, net	46,838	64,900
Goodwill	1,581,850	1,581,850
Patent	4,024,385	4,413,842
Other assets	28,032	28,032
TOTAL ASSETS	$7,890,466	$7,966,033

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,291,450	$1,300,310
Accrued expenses	879,087	867,350
Notes payable, current portion, net of unamortized discount of $300,766 and $313,500 at July 31, 2013 and April 30, 2013, respectively	3,427,007	3,139,273
Notes payable related parties, current portion, net of unamortized discount of $2,007 and $7,045 at July 31, 2013 and April 30, 2013, respectively	1,072,953	893,161
Lease payable, current portion	10,704	10,704
Deferred revenue	239,247	327,545
Warrants	906,621	873,861
Total current liabilities	7,827,069	7,412,204
Long-term liabilities:
Notes payable, net of current portion, net of unamortized discount of $146,620 and $216,769 at July 31, 2013 and April 30, 2013, respectively	1,281,921	1,486,773
Notes payable related parties	1,301,913	1,476,667
Lease payable, net of current portion	6,623	9,139
Total liabilities	10,417,526	10,384,783

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 157,313,704 shares issued and outstanding, at July 31, 2013 and April 30, 2013	157,313	157,313
Additional paid-in capital	11,791,080	11,783,945
Accumulated deficit	(14,475,453)	(14,360,008)
Total stockholders’ deficit	(2,527,060)	(2,418,750)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,890,466	$7,966,033

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended July 31,
	2013	2012

Sales, net	$1,532,236	$2,175,067

Costs of goods sold	261,933	424,976

Gross profit	1,270,303	1,750,091

Expenses:
Selling, general and administrative expenses	632,241	981,942
Depreciation and amortization	407,025	410,752
Total Operating expenses	1,039,266	1,392,694
Operating income	231,037	357,397

Other income (expense), net:
Interest expense	(346,480)	(511,996)
Other income (expense), net	(2)	(100)
Total other income (expense), net	(346,482)	(512,096)
Income (loss) before income taxes	(115,445)	(154,699)
Income taxes	—	—
Net loss	$(115,445)	$(154,699)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)

Basic and diluted weighted average number shares outstanding	157,313,704	147,547,607

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, April 30, 2013	157,313,704	$157,313	$11,783,945	$(14,360,008)	$(2,418,750)
Stock-based compensation expense	—	—	7,135	—	7,135
Net income	—	—	—	(115,445)	(115,445)
Balance, July 31, 2013	157,313,704	$157,313	$11,791,080	$(14,475,453)	$(2,527,060)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended July 31,
	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$(115,445)	$(154,699)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	407,025	410,752
Amortization of loan discount	87,920	147,352
Provision for doubtful accounts	29,633	76,908
Stock-based compensation	7,135	41,509
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(175,999)	(227,579)
Prepaid expenses and other current assets	4,422	26,270
Other assets	—	698
Accounts payable	(8,860)	(311,462)
Accrued expenses	11,737	63,431
Deferred revenue	(88,298)	(82,561)
Other liabilities	32,760	28,279
Net cash provided by operating activities	192,030	18,898

Cash Flows from Investing Activities
Fixed assets acquired pursuant to capital lease	(1,860)	—
Net cash used in investing activities	(1,860)	—

Cash Flows from Financing Activities
Payments on capital lease	(162)	(2,431
Principal payments on related party notes payable	—	(65,000)
Principal payments on debt	—	(485,000)
Net cash used in financing activities	(162)	(552,431)
Net increase (decrease) in cash	190,008	(533,533)
Cash at beginning of period	1,150,880	890,415
Cash at end of period	$1,340,888	$356,882

Cash paid for:
Interest	$—	$224,207
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Condensed Consolidated Financial Statements

July 31, 2013

(unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of July 31, 2013 and for the three months ended July 31, 2013 and 2012 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three month period ended July 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld consolidated financial statements as of and for the year ended April 30, 2013, as filed with the SEC on Form 10-K.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s primary long-lived assets are Goodwill, a patent and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe that its Goodwill, patent or fixed assets are impaired. No impairment charges have been recorded as of July 31, 2013.

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

3. Intangible Assets

Identifiable intangibles acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values. The Company is amortizing the identifiable intangibles over their estimated useful lives, ranging from three to seven years. Intangibles consist of the following:

	July 31, 2013	April 30, 2013	Estimated Useful Life (Years)

Patent	$10,904,792	$10,904,792	7
Accumulated amortization	(6,880,407)	(6,490,950)
	$4,024,385	$4,413,842

Amortization expense related to the Company’s patent totaled $389,457 for the three month periods ended July 31, 2013 and 2012.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Debt

	As of
	July 31, 2013	April 30, 2013
Long-term Debt
Notes payable to Emerald Crest Capital (the “Senior Lender”); the notes mature March 31, 2015. The interest rate was floating at LIBOR plus 12%; the note’s floor utilizes a minimum LIBOR of 3%. At July 31, 2013 the total rate was 15%. These notes are collateralized by all assets of the Company.	$3,700,000	$3,700,000
Note payable IU Holdings, LP; the note matures February 28, 2015. At July 31, 2013, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	1,500,000	1,500,000
Note payable to IU Investments, LLC, due March 31, 2016. At July 31, 2013, the interest rate was 10%. These notes are collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	527,915	527,915
Note payable to Internet University; the note matures February 28, 2013. At July 31, 2013, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	10,000	10,000
Note payable to Ned B. Timmer; the note matures April 30, 2016. At July 31, 2013, the interest rate was 10%. This note is collateralized by all assets of Woodland Holdings, Corporation, including the Ranger patent.	1,440,000	1,440,000
Note payable to CEO; the note matures July 31, 2015. At July 31, 2013, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	338,958	338,958
Note payable to Kelly Larabee Morlan; the note matures December 31, 2013. At July 31, 2013, the interest rate was 10%. This note is not collateralized.	16,316	16,316
Total debt	7,533,189	7,533,189
Less current portion of long-term debt	(4,802,733)	(4,352,979)
Non-current portion of long-term debt	$2,730,456	$3,180,210

On March 29, 2011, the Company also entered into a warrant purchase agreement with the Senior Lender.  Pursuant to the Purchase Agreement, the Company issued the Senior Lender a common stock purchase warrant (the “Warrant”), pursuant to which the Senior Lender may purchase up to 8,762,008 shares of the Company’s common stock for an aggregate price of $100, have a 5 year term and contain certain put and call provisions.  The Warrant is not exercisable prior to March 30, 2014 when it can be put to the Company for $1,000,000.  Using the Black-Scholes model, the value of the warrant issued to the Senior Lender was less than the net present value of the minimum $1,000,000 cash value of the warrants. Therefore, the net present value of $1,000,000, totaling $906,621 and $873,861 at July 31 and April 30, 2013, respectively, was recorded as a loan discount, which is being amortized to earnings as additional interest expense over the remaining term of the loan.  The warrant is revalued at each reporting date, and adjusted to earnings. In addition, other loan fees were incurred from the issuance of debt during March 2011. These fees are being amortized to earnings as additional interest over the remaining term of the loans. The unamortized balance of these deferred costs was $449,393 and $537,313 at July 31 and April 30, 2013, respectively, and is reflected as a loan discount to the outstanding balance of $7,533,189 at July 31 and April 30, 2013.

The notes payable to the Senior Lenders include certain restrictive covenants with respect to the Company’s earnings, leverage and accounts payable. Failure to comply with these covenants could result in the acceleration of all or part of the notes payable to the Senior Lender, depending on the particular covenant, creating a “Paydown Event.”  As of April 30, 2013, the Company was not in compliance with a covenant whereby the Company’s marketing segment did not maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the credit agreement with the Senior Lender.  Accordingly, the Company was subject to a Paydown Event. As of July 31, 2013, the Company had not paid the Senior Lender; however, the Senior Lender had not foreclosed on their collateral or otherwise enforced the remedies available to them.  If the Senior Lender ultimately does foreclose upon the collateral securing the notes, which is essentially all the assets of the Company’s business, it would result in a material adverse effect on the Company.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

In the second half of July 2013, the Company and its Senior Lender reached an agreement in principle whereby the Paydown Event and all requirements with respect to the Company’s marketing division would be removed via an amendment to the credit agreement with the Senior Lender.  The Company and its Senior Lender are currently in the process of memorializing the modifications to the Company’s credit agreement with the Senior Lender but the modifications must also be approved by the Company’s multiple junior lenders. The Company has initiated discussions with its various junior lenders but has not yet reached a settlement and there can be no assurance that the Company will be able to successfully negotiate a settlement that will be satisfactory to both the Senior Lenders and the various junior lenders. If the Company is unsuccessful in completing negotiations with its junior lenders, it would result in a material adverse effect on the Company.

The Company’s notes payable to the Senior Lender are collateralized by 100% of the assets of the Company and its subsidiaries and are also cross-defaulted to the Company’s various notes payable to its junior lenders.

Notes Payable to Junior Lenders:

The Company’s notes payable to its junior lenders have varying degrees of seniority and are collateralized by varying types of the Company’s assets as detailed in the previous table.  None of the Company’s subordinated notes payable contain any restrictive covenants or events of default other than non-payment.  The Company’s notes payable to its junior lenders are also cross-defaulted to the notes payable to the Senior Lender and each other.

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

The Company issued no stock options pursuant to this plan during the three months ended July 31, 2013.

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

The Company issued no stock options pursuant to this plan during the three months ended July 31, 2013.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	July 31, 2013
	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	2,680,000
Stock Compensation Plan	4,000,000	3,825,000
	8,000,000	6,505,000

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

For the three month periods ended July 31,
	2013	2012

Expected term (in years)	—	—
Expected volatility	—	—
Risk-free interest rate	—	—
Dividend yield	—	—

A summary of activity under the Stock Plans and changes during the period ended July 31, 2013 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2013	2,245,000	$0.38	1.49	$—
Issued	—	—	—	—
Cancelled/forfeited	(750,000)	0.60
Exercised	—	—
Outstanding at July 31, 2013	1,495,000	$0.26	1.80	$—
Options vested and expected to vest	1,495,000	$0.26	1.80	$—
Options exercisable at end of period	1,167,500	$0.26	1.48	$—

As of July 31, 2013 and 2012, the Company recognized $7,135 and $41,509 of stock-based compensation expense, respectively. As of July 31, 2013 there was $41,425 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.80 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

Three Months Ended July 31, 2013	Marketing Services	Communications Services	Corporate	Consolidated

Revenue	$268,274	$1,263,962	$—	$1,532,236
Income (loss) from continuing operations before tax	91,746	288,295	(495,486)	(115,445)
Net (loss) income	91,746	288,295	(495,486)	(115,445)
Total assets	103,557	7,760,590	26,319	7,890,466
Intangibles	—	4,024,385	—	4,024,385
Goodwill	—	1,581,850	—	1,581,850
Depreciation and amortization	2,808	396,751	7,466	407,025

Three Months Ended July 31, 2012	Marketing Services	Communications Services	Corporate	Consolidated

Revenue	$665,794	$1,509,273	$—	$2,175,067
Income (loss) from continuing operations before tax	163,135	483,740	(801,574)	(154,699)
Net (loss) income	163,135	483,740	(801,574)	(154,699)
Total assets	397,371	8,453,534	713,164	9,564,069
Intangibles	—	5,582,213	—	5,582,213
Goodwill	—	1,581,850	554,986	2,136,836
Depreciation and amortization	1,546	396,751	12,455	410,752

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

8. Related Party Transactions

On August 27, 2008 the Company entered into promissory notes (collectively the “Tier 4 Junior Notes”) totaling $1,500,000 with Internet University, Inc., Marc Blumberg and Marc Pickren.   Mr. Blumberg is a member of the Company’s Board of Director as well as the president of Internet University, Inc. and Mr. Pickren is the President of the Company.   The Company recorded interest of $34,863 on these facilities during the three month periods ended July 31, 2012.  On October 31, 2012, the Company settled the Tier 4 Junior Notes in their entirety via the conversion to shares of the Company’s common stock.  The outstanding principal balances on the notes themselves, as well as any outstanding accrued interest, were converted at the rate of $0.15/share.    Accordingly, the Tier 4 Junior Notes had no outstanding balances at July 31, 2013.

On February 23, 2009, the Company entered into a promissory note (the “Tier 3 Junior Note”) totaling $1,900,000 with IU Investments, LLC (“IUI”). IUI is an entity owned by the parents of the Company’s Chief Executive Officer.  Interest is payable at the Company’s discretion at a rate of 10% per annum.   The Company recorded interest of $14,070 and $13,491 on this facility during the three month periods ended July 31, 2013 and 2012, respectively.   The balance of this note totaled $527,915 at July 31, 2013.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

On March 30, 2011, the Company entered into a subordinated $1.5 million promissory note (the “Tier 2 Junior Note”) with IU Holdings, LP (“IUH”). Interest on the outstanding principal amount under the Tier 2 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce IUH to enter into the Tier 2 Junior Note, the Company issued to IUH, 48,414,132 shares of CornerWorld Corporation Common stock. IUH is a partnership whose limited partners include the parents of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, serves as the manager of IU Holdings, GP, LLC which is the general partner of IUH.  The Company recorded approximately $43,533 and $37,808 in interest on this facility, during the three month periods ended July 31, 2013 and 2012, respectively.  The balance of this note totaled $1,500,000 at July 31, 2013.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University.   Interest on the outstanding principal amount under the Tier 5 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce Internet University to enter into the Tier 5 Junior Note, the Company issued to Internet University, 12,910,435 shares of CornerWorld Corporation Common stock.  The Company recorded interest of $1,159 and $7,142 on this facility during the three month periods ended July 31, 2013 and 2012, respectively.  The balance of this note totaled $10,000 at July 31, 2013.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.   Interest on the outstanding principal amount under the Tier 7 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation Common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable.  The Company recorded interest of $9,837 and $8,544 on this facility during the three month periods ended July 31, 2013 and 2012, respectively.  The balance of this note totaled $338,958 at July 31, 2013.

The Company is party to a lease agreement with 13101 Preston Road, LP. pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts created by the father of the Company’s Chief Executive Officer. The Company paid $7,500 and $38,472 in rent during the three month periods ended July 31, 2013 and 2012, respectively.

In addition, the Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $15,000 from this entity during the three month periods ended July 31, 2013 and 2012.

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

Three Months ended July 31, 2013 Highlights:

•

We reached an agreement in principle with our Senior Lender whereby the Paydown Event and all requirements with respect to the Company’s marketing division would be removed via an amendment to the credit agreement and the Company’s default to the Senior Lender would be waived. However, the agreement is predicated on agreeing to settlements with the Company’s various junior lenders which has not yet occurred. The Company is currently in discussions with its junior lenders but has not arrived at an agreement with them.

•

The Company’s revenues in both operating segments have been adversely impacted by industry forces. The marketing services division continues to be adversely affected by the deterioration in the for-profit educational lead generation space while simultaneously experiencing significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses. In addition, the Company’s communication services division has experienced a drop in revenues due to the continued buildout of its customer’s networks. The Company cannot be certain how much further its telecommunications service revenues could deteriorate as a result of this continued buildout.

•

After removal of non-cash amortization of loan discounts (interest expense) totaling $87,920, bad debt expense totaling $29,633, depreciation & amortization and stock-based compensation expense totaling $407,025 and $7,135, respectively, the Company’s pro-forma profit for the three months ended July 31, 2013 would have totaled approximately $416,268. See the table that follows for more details.

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

___________________________

1 This measure presented may not be comparable to similarly titled measures reported by other companies.

Reconciliation between GAAP Net Income and Adjusted Net Income:

	For the three month period ended July 31, 2013	Per share data

Net loss	$(115,445)	$0.00

Non-cash charges:
Amortization of loan discounts (interest)	87,920	0.00
Bad debt expense	29,633	0.00
Stock-based compensation	7,135	0.00
Depreciation and amortization	407,025	0.00
Total non-cash charges	531,713	0.00

Pro-forma net income	$416,268	$0.00
Weighted average common shares outstanding:
Basic and diluted	157,313,704	157,313,704

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended July 31, 2013, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended July 31, 2013 to the three months ended July 31, 2012

Consolidated CornerWorld Corporation

Revenues and Gross profit:

We had revenues totaling $1,532,236 for the three month period ended July 31, 2013 as compared to $2,175,067 for the three month period ended July 31, 2012. The decrease of $642,831, or 29.6%, is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space.  In addition our communications services segment experienced a decrease due to the fact that, as our customers built out their networks, the Company experienced a reduction in roaming revenues.

Similarly, gross profit decreased 8.8% for the three months ended July 31, 2013 to $1,270,303 from $1,750,091 for the three month period ended July 31, 2012 which was consistent with the revenue decrease.

Depreciation and Amortization:

Depreciation and amortization expenses totaled $407,025 for the three month period ended July 31, 2013 as compared to $410,752 for the three month period ended July 31, 2012. The decrease of $3,727 is due to the fact that several of our larger telecommunications fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes and Net Loss:

Loss from Continuing Operations Before Taxes and Net loss totaled $115,445 for the three months ended July 31, 2013 as compared to a net loss of $154,699 for the corresponding period in the prior year. The improvement of $39,254 is primarily due to reductions in SG&A and depreciation as well as decreases in interest expenses.

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues:

Our marketing services segment had revenues totaling $268,274 for the three month period ended July 31, 2013 as compared to $666,794 for the three month period ended July 31, 2012. This decrease is due to the deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation and Amortization:

Our marketing services segment had depreciation expenses totaling $2,808 for the three month period ended July 31, 2013 as compared to $1,546 for the three month period ended July 31, 2012. The increase was due to the acquisition of a new computer.

Income from Continuing Operations Before Taxes and Net Income:

Income from continuing operations before taxes and net income totaled $91,746 for the three months ended July 31, 2013 as compared to $163,135 for the corresponding period in the prior year. The decrease is due to the deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Communications services

Our communications services segment consists of our Woodland division.

Revenues:

Our communications services segment had revenues totaling $1,263,962 for the three month period ended July 31, 2013 as compared to $1,508,273 for the three month period ended July 31, 2012. This decrease is due to a reduction of roaming traffic at our largest customer and decreases in roaming call volumes resulting from the continued buildout of nationwide mobile carrier networks.

Depreciation and Amortization:

Our communications services segment had depreciation and amortization expenses totaling $396,751 for the three month periods ended July 31, 2013 and 2012.

Income from Continuing Operations Before Taxes and Net Income:

Income from continuing operations before taxes and net income totaled $312,361 for the three months ended July 31, 2013 as compared to a net income of $483,740 for the corresponding period in the prior year. The decrease of $171,319 is primarily due to the reduction of roaming traffic and call volumes resulting from the continued buildout of nationwide mobile carrier networks.

Corporate

Depreciation and Amortization:

Our corporate segment had depreciation expenses totaling $7,466 for the three month period ended July 31, 2013 as compared to $12,455 for the three month period ended July 31, 2012. The decrease of $4,989 is due to the fact that several fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes and Net Loss:

Loss from continuing operations and net loss totaled $495,486 for the three months ended July 31, 2013 as compared to a net loss of $801,571 for the corresponding period in the prior year. The improvement of $303,088 is primarily due to decreases in selling, general and administrative expenses resulting from cost savings measures including reductions in headcount and related expenses. In addition, interest expenses decreased $141,404 as a result of our continued paydown of debt.

Liquidity and Capital Resources

As of July 31, 2013, we had a working capital deficit of approximately $5.6 million and cash of $1,340,888. Our working capital deficit is primarily related to certain large accounts payable associated with our 2009 Woodland Acquisition as well as the short-term nature of selected tranches of the debt we issued in March 2011 when we recapitalized the Company.

The notes payable to Emerald Crest Capital (the “Senior Lender”) contain certain restrictive covenants, the failure to comply with which would result in the acceleration of all or part of the notes payable, depending on the particular covenant, creating a “Paydown Event.”   Effective April 30, 2013, the Company was required to comply with an additional “Paydown Event” covenant, pursuant to which the Company’s marketing segment was required to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), as defined in the credit agreement with the Company’s Senior Lender.  Prior to April 30, 2013, the Company received written notice from its Senior Lender that it would be calling an event of default on April 30, 2013.  As a result of the Senior Lender’s notice, the Company believed that, pursuant to the Credit Agreement with the Senior Lender, the Company was precluded from paying any principal or interest to any junior creditors.

As of April 30, 2013, the Company did not have sufficient Adjusted EBITDA to be in compliance with the minimum EBITDA covenant for the marketing division and the Company did not have sufficient cash reserves to completely make the anticipated Paydown Event to the Senior Lenders.  Accordingly, the Company stopped paying all Junior Creditors and received a notice of default from two junior creditors, Ned Timmer and IU Holdings, LP, shortly thereafter.  The Company has paid neither principal nor interest to any secured creditor since April 1, 2013 and is currently in default to its Senior Lender and all its junior lenders. The Senior Lender has not yet exercised any remedies with respect to their collateral.

In the second half of July 2013, the Company and its Senior Lender reached an agreement in principle whereby the Paydown Event and all requirements with respect to the Company’s marketing division, including the Paydown Event, would be removed via an amendment to the credit agreement with the Senior Lender.  In addition, the Senior Lender agreed in principle to waive the default related to the Paydown Event, modify the Company’s interest rate and adjust the Company’s amortization schedule, among other things.  The Company and its Senior Lender are currently in the process of memorializing the modifications to the Company’s credit agreement with the Senior Lender but, as a condition precedent, the Company’s multiple junior lenders must also agree to settlements as well which has not yet taken place.  Assuming we are successful in completing the proposed amendment with the Senior Lender, negotiating settlements with our junior lenders and our operations remain consistent with their historical levels, all of which are subject to significant uncertainty, we anticipate we will have adequate cash to support our existing operations over the next twelve months.  However, there can be no assurance that we will consummate the proposed amendment with the Senior Lender or the junior lenders or that our operations will remain consistent.  Should we be unsuccessful in executing the proposed amendments, the Senior Lender could move to seize the underlying collateral which would have a material adverse effect on the Company.

Our investing activity for the three months ended July 31, 2013, consisted primarily of $1,860 of capital expenditures, primarily associated with the leasing of a certain piece of equipment pursuant to a capital lease.

Our financing activities for the three months ended July 31, 2013 included interest of $162 related to the financing of the equipment pursuant to the aforementioned capital lease.  The Company made no payments of principal or interest to the Senior Lenders or any junior lender during the three months ended July 31, 2013.

We have no other bank financing or other external sources of liquidity. We source all of our liquidity through our operations and this was our second consecutive year where the Company’s operations generated positive operating cash flow.  We expect that trend to continue assuming the debt modifications noted above.

As previously noted, the Company’s revenues in both operating segments have been adversely impacted by industry forces. The marketing services division continues to be adversely affected by the deterioration in the for-profit educational lead generation space while simultaneously experiencing significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses. In addition, the Company’s communication services division has experienced an approximately 26% drop in revenues from its largest customer due to continued buildout of the customer’s network. The Company cannot be certain how much further its telecommunications service revenues could deteriorate as a result of this continued buildout.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2013. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

CORNERWORLD CORPORATION
Registrant

September 18, 2013	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer