Form 10-Q
period 2013-10-31
Cornerworld Corp
filed 2013-12-23
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2013

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of December 16, 2013 was 156,813,704.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of October 31, 2013 and April 30, 2013 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended October 31, 2013 and 2012	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months Ended October 31, 2013	3

	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended October 31, 2013 and 2012	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

3	Quantitative and Qualitative Disclosures about Market Risk	18

4	Controls and Procedures	18

	PART II. OTHER INFORMATION

1	Legal Proceedings	19

1A	Risk Factors	19

2	Unregistered Sales of Equity Securities and Use of Proceeds	19

3	Defaults Upon Senior Securities	19

4	Mine Safety Disclosures	19

5	Other Information	19

6	Exhibits	20

	Signatures	20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	October 31, 2013	April 30, 2013
	(unaudited)	(audited)
Assets
Current assets:
Cash	$587,057	$1,150,880
Accounts receivable (net of allowance for doubtful accounts of $51,425 and $61,349 at October 31, 2013 and April 30, 2013, respectively)	72,707	117,440
Other receivable	800,000	—
Prepaid expenses and other current assets	136,775	79,761
Assets of discontinued operations held for sale	—	6,536,369
Total current assets	1,596,539	7,884,450

Property and equipment, net	26,407	53,551
Other assets	27,994	28,032
TOTAL ASSETS	$1,650,940	$7,966,033

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$828,913	$1,185,947
Accrued expenses	372,177	523,741
Notes payable, current portion	16,316	16,316
Notes payable related parties, current portion net of unamortized discount of $0 and $7,045 at October 31, 2013 and April 30, 2013, respectively	77,359	133,161
Lease payable, current portion	10,704	10,704
Deferred revenue	44,124	60,735
Liabilities of discontinued operations held for sale	—	8,246,288
Total current liabilities	1,349,593	10,176,892
Long-term liabilities:
Notes payable related parties, net of current portion	261,599	198,752
Lease payable, non-current portion	4,086	9,139
Total liabilities	1,615,278	10,384,783

Commitments and Contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 156,813,704 and 157,313,704 shares issued and outstanding, at October 31, 2013 and April 30, 2013, respectively	156,813	157,313
Additional paid-in capital	11,798,714	11,783,945
Retained earnings (accumulated deficit)	(11,919,865)	(14,360,008)
Total stockholders’ equity (deficit)	35,662	(2,418,750)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,650,940	$7,966,033

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2013	2012	2013	2012

Sales, net	$216,070	$471,347	$515,503	$1,181,531

Costs of goods sold	96,751	170,311	218,434	455,504

Gross profit	119,319	301,036	297,069	726,027

Expenses:
Selling, general and administrative expenses	294,953	694,714	914,502	1,659,132
Depreciation and amortization	11,960	18,893	26,833	37,493
Total Operating expenses	306,913	713,607	941,335	1,696,625
Operating loss	(187,594)	(412,571)	(644,266)	(970,598)

Other income (expense), net:
Interest expense	(7,434)	(9,542)	(17,700)	(18,858)
Other income (expense), net	(225,000)	—	(225,002)	(100)
Total other expense, net	(232,434)	(9,542)	(242,702)	(18,958)
Loss from continuing operations before income taxes	(420,028)	(422,113)	(886,968)	(989,556)
Income taxes	—	—	—	—
Loss from continuing operations	(420,028)	(422,113)	(886,968)	(989,556)
Income from discontinued operations, net of tax	139,964	317,066	538,568	729,810
Gain from discontinued operations, net of tax	2,788,543	—	2,788,543	—
Net income (loss)	$2,508,479	$(105,047)	$2,440,143	$(259,746)

Basic earnings (loss) per share from continuing operations	$0.00	$0.00	$(0.01)	$0.00
Basic earnings (loss) per share from discontinued operations	$0.02	$0.00	$0.02	$0.00
Basic earnings (loss) per share	$0.02	$0.00	$0.02	$0.00
Diluted earnings (loss) per share from continuing operations	$0.00	$0.00	$(0.01)	$0.00
Diluted earnings (loss) per share from discontinued operations	$0.02	$0.00	$0.02	$0.00
Diluted earnings (loss) per share	$0.02	$0.00	$0.02	$0.00)

Basic weighted average number shares outstanding	156,998,486	147,547,607	157,156,095	147,547,607
Diluted weighted average number shares outstanding	163,131,893	147,547,607	157,156,095	147,547,607

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, April 30, 2013	157,313,704	$157,313	$11,783,945	$(14,360,008)	$(2,418,750)
Stock-based compensation expense	—	—	14,269	—	14,269
Retirement of shares	(500,000)	(500)	500	—	—
Net income	—	—	—	2,440,143	2,440,143
Balance, October 31, 2013	156,813,704	$156,813	$11,798,714	$(11,919,865)	$35,662

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months ended October 31,
	2013	2012

Cash Flows from Operating Activities
Net income (loss)	$2,440,143	$(259,746)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	26,833	37,493
Amortization of discount on debt	7,045	24,338
Provision for doubtful accounts	42,285	112,258
Stock-based compensation	14,269	83,016
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	2,448	51,510
Changes in other receivables	(800,000)	—
Prepaid expenses and other current assets	(57,014)	(14,622)
Other assets	38	698
Accounts payable	(357,034)	(270,265)
Accrued expenses	(151,564)	128,370
Deferred revenue	(16,611)	(4,722)
Other liabilities	—	—
Changes in assets and liabilities of discontinued operations	(1,709,919)	345,937
Net cash provided by (used in) operating activities	(559,081)	234,265

Cash Flows from Investing Activities
Proceeds from sale of fixed assets	—	—
Purchases of property and equipment	(4,439)	(469)
Net cash used in investing activities	(4,439)	(469)

Cash Flows from Financing Activities
Payments on capital leases	(303)	(4,414)
Net cash used in financing activities	(303)	(4,414)
Net increase (decrease) in cash	(563,823)	229,382
Cash at beginning of period	1,150,880	890,415
Cash at end of period	$587,057	$1,119,797

Cash paid for:
Interest	$450,291	$473,622
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Condensed Consolidated Financial Statements

October 31, 2013

(unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of October 31, 2013 and for the three and six month periods ended October 31, 2013 and 2012 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and six month periods ended October 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Organization

The Company was incorporated in the State of Nevada, on November 9, 2004.  Effective May 1, 2007, we changed our name to CornerWorld Corporation.

The Company provides certain marketing services through its operating subsidiary Enversa Companies LLC, a Texas limited liability company (“Enversa”).  CornerWorld is the sole member of Enversa.  Enversa is a technology-oriented direct response marketing company. Using its proprietary technology, Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa utilizes a pay-for-performance pricing model which is very appealing to clients because it ensures that they are billed solely for campaign performance. Enversa also operates several ad networks.  Enversa also provides search engine optimization services (“SEO”), domain leasing and website management services on a recurring monthly basis.

The Company provides telecommunications services through its wholly-owned subsidiary, Woodland Holdings Corp. (“Woodland Holdings”).  Woodland Holdings was the owner of S Squared, LLC, doing business in the state of Texas as “Ranger Wireless LLC” (“Ranger”).  The Company sold Ranger on September 30, 2013.  See also Note 3, Discontinued Operations, for more detail.

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

At Enversa, revenue is recognized along with the related cost of revenue as leads are delivered. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Amounts billed to clients in advance of delivery of leads are classified under current liabilities as deferred revenue. Revenue is also recognized monthly as SEO services are provided or in the form of revenues from domain leases.  For T2 Communications, the majority of revenue is derived from month-to-month, bundled service contracts for the phone and internet services used by each customer. Revenue is recognized as the services are provided.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s only long-lived assets are property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe that its fixed assets are impaired. No impairment charges have been recorded as of October 31, 2013.

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

3.  Discontinued Operations

We completed the sale of our Ranger business on September 30, 2013 for $7.5 million in cash plus a contingent receivable for $800,000; we recognized a gain of $2,788,543 on the sale, net of tax. The decision to sell Ranger allowed us to retire substantially all of our secured debt.  Our Ranger operations, previously reported within the Communications Services segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the operations up to the date of sale for the three and six month periods ended October 30, 2013 and 2012.  In addition, all secured debt retired as a result of the divestiture, including related interest expenses and fees, have been reclassified as discontinued operations.

The following is a summary of the operating results of our discontinued operations:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2013	2012	2013	2012

Sales, net	$781,239	$1,396,984	$2,014,095	$2,861,867

Income from discontinued operations before income taxes	139,964	317,066	538,568	729,810
Income taxes	—	—	—	—
Net income from discontinued operations	$139,964	$317,066	$538,568	$729,810

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of assets and liabilities held for sale as of April 30, 2013:

April 30, 2013

Assets:
Current assets	$529,328
Property, plant and equipment, net	11,349
Patent and goodwill, net	5,995,692
Assets of discontinued operations held for sale	6,536,369

Liabilities
Accounts payable and accrued expenses	457,972
Long term debt, net of discounts	6,647,645
Deferred revenue	266,810
Other liabilities	873,861
$8,246,288

4. Debt

	As of
	October 31, 2013	April 30, 2013
Long-term Debt
Notes payable to Emerald Crest Capital (the “Senior Lender”). These notes were collateralized by all assets of the Company. The notes and all accrued interest were settled in full as a result of the divestiture of Ranger.	$—	$3,700,000
Note payable IU Holdings, LP. This note was collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions. The note and all accrued interest were settled in full as a result of the divestiture of Ranger.	—	1,500,000
Note payable to IU Investments, LLC. These notes were collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions. The note and all accrued interest were settled in full as a result of the divestiture of Ranger.	—	527,915
Note payable to Internet University, Inc. This note was collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions. The note and all accrued interest were settled in full as a result of the divestiture of Ranger.	—	10,000
Note payable to Ned B. Timmer. At October 31, 2013, the interest rate was 10%. This note was collateralized by all assets of Woodland Holdings, Corporation, including the Ranger patent. The note and all accrued interest were settled in full as a result of the divestiture of Ranger.	—	1,440,000
Note payable to CEO; the note matures July 31, 2016. At October 31, 2013, the interest rate was 10%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	338,958	338,958
Note payable to Kelly Larabee Morlan; the note matures December 31, 2013. At October 31, 2013, the interest rate was 10%. This note is not collateralized.	16,316	16,316
Total debt	355,274	7,533,189
Less current portion of long-term debt	(93,675)	(4,352,979)
Non-current portion of long-term debt	$261,599	$3,180,210

As previously noted, on September 30, 2013, the Company sold 100% of the outstanding membership interests of Ranger.  By executing the sale of Ranger, the Company was able to payoff substantially all of its secured creditors including reacquiring the common stock purchase warrants originally issued to the Senior Lender (the “Warrants”), pursuant to which the Senior Lender could have purchased up to 8,762,008 shares of the Company’s common stock for an aggregate price of $100. The Warrants were not exercisable prior to March 30, 2014 but were being carried as a liability due to the fact that they could be put to the Company for $1,000,000 on March 30, 2014. In addition to retiring the Warrants and the notes payable to the Senior Lender, unamortized loan fees of $396,913 were written off as a result of the sale of Ranger and the subsequent retirement of substantially all secured payables.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Notes Payable to Junior Lender:

Substantially all of the Company’s notes payable to its junior lenders were also paid off as a result of the sale of Ranger The remaining collateralized note payable, due to the Company’s CEO, contains no restrictive covenants or events of default other than non-payment.

5. Commitments and Contingencies

Litigation

On October 10, 2013, the Company’s former President, Marc A. Pickren (“Pickren”) filed a lawsuit in Dallas County District court alleging, among other things, that the Company had wrongfully terminated his employment; Pickren’s suit seeks claims approximating $265,000 which represent one year’s severance and costs to provide health insurance.  As noted in the Company’s form 8-K filed on October 4, 2013, Pickren’s employment agreement expired on September 15, 2013, Pickren’s employment agreement was not renewed and Pickren was removed as President of CornerWorld on October 4, 2013, though he remained employed as the President of Enversa, the Company’s only remaining operating subsidiary.  The Company intends to vigorously defend itself against Pickren’s claims.

The Company is occasionally involved in other litigation matters relating to claims arising from the ordinary course of business. The Company’s management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition.

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

The Company issued no stock options pursuant to this plan during the three and six month periods ended October 31, 2013.

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

The Company issued no stock options pursuant to this plan during the three and six month periods ended October 31, 2013.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	October 31, 2013
	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	3,230,000
Stock Compensation Plan	4,000,000	3,825,000
	8,000,000	7,055,000

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

	For the three month periods Ended October 31		For the six month periods Ended October 31
	2013	2012	2013	2012

Expected term (in years)	—	—	—	—
Expected volatility	—%	—%	—%	—%
Risk-free interest rate	—%	—%	—%	—%
Dividend yield	—%	—%	—%	—%

A summary of activity under the Stock Plans and changes during the period ended October 31, 2012 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2013	2,245,000	$0.38	1.49	$—
Issued	—	—	—	—
Cancelled/forfeited	(1,300,000)	0.49
Exercised	—	—
Outstanding at October 31, 2013	945,000	$0.22	1.65	$—
Options vested and expected to vest	945,000	$0.22	1.51	$—
Options exercisable at end of period	742,500	$0.22	1.40	$—

For the three month periods ended October 31, 2013 and 2012, the Company recognized $7,134 and $41,507 of stock-based compensation expense, respectively, and for the six month periods ended October 31, 2013 and 2012, the Company recognized $14,269 and $83,016 of stock-based compensation expense, respectively. As of October 31, 2013 there was $33,237 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.4 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended October 31, 2013
Revenue	$190,602	$25,468	$—	$216,070
Income (loss) from continuing operations before tax	(138,708)	(51,711)	(229,609)	(420,028)
Income (loss) from continuing operations after tax	(138,708)	(51,711)	(229,609)	(420,028)
Net (loss) income	(138,708)	2,650,088	(2,901)	2,508,479
Total assets	110,892	903,662	636,386	1,650,940
Depreciation and amortization	403	4,090	7,467	11,960

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended October 31, 2012
Revenue	$425,545	$45,802	$—	$471,347
Income (loss) from continuing operations before tax	186,374	(99,587)	(508,900)	(422,113)
Income (loss) from continuing operations after tax	186,374	(99,587)	(508,900)	(422,113)
Net (loss) income	186,374	390,844	(682,265)	(105,047)
Total assets	354,252	8,726,239	728,472	9,808,963
Depreciation and amortization	1,546	4,600	12,747	18,893

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Six Months Ended October 31, 2013
Revenue	$458,876	$56,627	$—	$515,503
Income (loss) from continuing operations before tax	(46,962)	(157,354)	(682,652)	(886,968)
Income (loss) from continuing operations after tax	(46,962)	(157,354)	(682,652)	(886,968)
Net (loss) income	(46,962)	2,985,493	(498,388)	2,440,143
Total assets	110,892	903,662	636,386	1,650,940
Depreciation and amortization	3,211	8,689	14,933	26,833

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Six Months Ended October 31, 2012
Revenue	$1,092,339	$89,192	$—	$1,181,531
Income (loss) from continuing operations before tax	349,509	(213,388)	(1,125,677)	(989,556)
Income (loss) from continuing operations after tax	349,509	(213,388)	(1,125,677)	(989,556)
Net (loss) income	349,509	874,584	(1,483,839)	(259,746)
Total assets	354,252	8,726,239	728,472	9,808,963
Depreciation and amortization	3,092	9,199	25,202	37,493

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

8. Related Party Transactions

On February 23, 2009, the Company entered into a promissory note (the “Tier 3 Junior Note”) totaling $1,900,000 with IU Investments, LLC (“IUI”). IUI is an entity owned by the parents of the Company’s Chief Executive Officer.  Interest is payable at the Company’s discretion at a rate of 10% per annum.  The Company recorded interest of $26,105 and $26,992 on this facility during the six month periods ended October 31, 2013 and 2012, respectively.  The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.

On March 30, 2011, the Company entered into a subordinated $1.5 million promissory note (the “Tier 2 Junior Note”) with IU Holdings, LP (“IUH”). Interest on the outstanding principal amount under the Tier 2 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce IUH to enter into the Tier 2 Junior Note, the Company issued to IUH, 48,414,132 shares of CornerWorld Corporation Common stock. IUH is a partnership whose limited partners include the family of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, serves as the manager of IU Holdings, GP, LLC which is the general partner of IUH.  The Company recorded approximately $73,006 and $75,616 in interest on this facility, during the six month periods ended October 31, 2013 and 2012, respectively.  The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University.  Interest on the outstanding principal amount under the Tier 5 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce Internet University to enter into the Tier 5 Junior Note, the Company issued to Internet University, 12,910,435 shares of CornerWorld Corporation Common stock.  The Company recorded interest of $1,342 and $12,641 on this facility during the six month periods ended October 31, 2013 and 2012, respectively.  The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Interest on the outstanding principal amount under the Tier 7 Junior Note is payable at the Company’s discretion at a rate of 10% per annum.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation Common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable.  The Company recorded interest of $19,840 and $17,087 on this facility during the six month periods ended October 31, 2013 and 2012, respectively.  The balance of this note totaled $338,958 at October 31, 2013.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts controlled by the family of the Company’s Chief Executive Officer. The Company paid $15,000 and $61,972 in rent during the six month periods ended October 31, 2013 and 2012, respectively.

In addition, the Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $30,000 from this entity during the six month periods ended October 31, 2013 and 2012.

9. Subsequent Events

On November 4, 2013, the Company amended its promissory note to Scott N. Beck dated March 30, 2011whereby it deferred any principal or interest payments on the Note until May 31, 2014 and reduced the interest rate to 6.25%.  On November 4, 2013, the Company amended its employment agreement with Scott N. Beck, the Company’s Chief Executive Officer originally dated July 28, 2011, to set his annual base salary to $18,000 per year effective November 1, 2013 and to waive any bonuses related to the recent sale of Ranger.

On November 6, 2013, the Company collected the $800,000 contingent receivable related to the Ranger sale.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CornerWorld Corporation (hereinafter referred to as “CornerWorld,” the “Company,” “we,” “our,” or “us”) is a marketing and telecommunication services company building services for the increased accessibility of content across mobile, television and Internet platforms.

Six Months ended October 31, 2013 Highlights:

•

On September 30, 2013 the Company sold its largest asset, Ranger.  Ranger was sold to an unrelated third party investor which had no previous association with any of the Company’s directors or officers for $7.5 million in cash plus an additional $800,000 contingent receivable; the Company collected the contingent $800,000 receivable in November 2013.  In addition, WWS signed a royalty contract enabling WWS to participate in revenues resulting from Ranger’s acquisition of customers in the future.  With the sale of Ranger, the Company was able to payoff substantially all of its secured creditors while simultaneously substantially improving its ratio of current assets to current liabilities.  The Company had previously been in default to all of its secured lenders.

•

The Company’s marketing services division continues to be adversely affected by the deterioration in the for-profit educational lead generation space while simultaneously experiencing significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses. In addition, the Company terminated the employment of Marc A. Pickren, the President of the marketing division. The Company cannot be certain how much further its marketing services revenues could deteriorate as a result of these material operating changes.

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

Impairment of Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended October 31, 2013, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended October 31, 2013 to the three months ended October 31, 2012

Consolidated CornerWorld Corporation

Revenues:

We had revenues totaling $216,070 for the three month period ended October 31, 2013 as compared to $471,347 for the three month period ended October 31, 2012. The decrease of $255,277, or 54.2%, is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space.  In addition our communications services segment experienced increased churn in our CLEC as the Company ceased investing resources in that division.

Depreciation and Amortization:

Depreciation and amortization expenses totaled $11,960 for the three month period ended October 31, 2013 as compared to $18,893 for the three month period ended October 31, 2012. The decrease of $6,933 is due to the fact that several of our larger telecommunications fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $420,028 for the three months ended October 31, 2013 as compared to a net loss of $422,113 for the corresponding period in the prior year. The improvement of $2,085 is primarily due to reductions in selling, general and administrative (“SG&A”) expenses and depreciation expenses as well as decreases in interest expenses.

Net Income (loss):

Net Income totaled $2,508,479 for the three months ended October 31, 2013 as compared to a net loss of $105,047 for the corresponding period in the prior year. The improvement of $2,613,526 is primarily due to the gain recognized on the divestiture of our Ranger asset.

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues:

Our marketing services segment had revenues totaling $190,602 for the three month period ended October 31, 2013 as compared to $425,545 for the three month period ended October 31, 2012. This decrease is due to the deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation and Amortization:

Our marketing services segment had depreciation expenses totaling $403 for the three month period ended October 31, 2013 as compared to $1,546 for the three month period ended October 31, 2012. The decrease was due to more assets becoming fully depreciated.

Income (loss) from Continuing Operations Before Taxes and Net Income:

Loss from continuing operations before taxes totaled $138,708 for the three months ended October 31, 2013 as compared to net income of $186,374 for the corresponding period in the prior year. The decrease is due to the aforementioned reduction in revenue as well as the fact that we had previously classified most of our marketing personnel, including our former president, in corporate.

Communications services

Our communications services segment consists of our Woodland division.

Revenues:

Our communications services segment had revenues totaling $25,468 for the three month period ended October 31, 2013 as compared to $45,802 for the three month period ended October 31, 2012. This decrease is due to increased churn in our CLEC as the Company ceased investing resources in that division.

Depreciation and Amortization:

Our communications services segment had depreciation and amortization expenses totaling $4,090 for the three month period ended October 31, 2013 versus $4,600 for the corresponding period in 2012.  The decrease is due to some of our telecom assets becoming fully depreciated.

Net Income:

Net Income totaled $2,650,088 for the three months ended October 31, 2013 as compared to $390,844 for the corresponding period in the prior year. The improvement of $2,259,244 is primarily due to the gain recognized on the divestiture of our Ranger asset.

Comparison of the six months ended October 31, 2013 to the six months ended October 31, 2012

Consolidated CornerWorld Corporation

Revenues:

We had revenues totaling $515,503 for the six month period ended October 31, 2013 as compared to $1,181,531 for the corresponding period in the prior year. The decrease of $666,028, or 56.4%, is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space.

Depreciation and Amortization:

Depreciation and amortization expenses totaled $26,833 for the six month period ended October 31, 2013 as compared to $37,493 for the six month period ended October 31, 2012. The decrease of $10,660 is due to the fact that several of our larger telecommunications fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $886,968 for the six months ended October 31, 2013 as compared to $989,556 for the corresponding period in the prior year. The improvement of $102,588 is primarily due to reductions in SG&A.

Net Income (loss):

Net Income totaled $2,440,143 for the six months ended October 31, 2013 as compared to a net loss of $259,746 for the corresponding period in the prior year. The improvement of $2,699,889 is primarily due to the gain recognized on the divestiture of our Ranger asset.

Marketing services

Revenues:

Our marketing services segment had revenues totaling $458,876 for the six month period ended October 31, 2013 as compared to $1,092,339 for the six month period ended October 31, 2012. This decrease of 58.0% is due to the deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation and Amortization:

Our marketing services segment had depreciation expenses totaling $3,211 for the six month period ended October 31, 2013 as compared to $3,092 for the three month period ended October 31, 2012. The increase was not material.

Income (loss) from Continuing Operations Before Taxes and Net Income:

Loss from continuing operations before taxes totaled $46,962 for the six months ended October 31, 2013 as compared to net income of $349,509 for the corresponding period in the prior year. The decrease is due to the aforementioned reduction in revenue as well as the fact that we had previously classified most of our marketing personnel in corporate.

Communications services

Revenues:

Our communications services segment had revenues totaling $56,627 for the six month period ended October 31, 2013 as compared to $89,192 for the six month period ended October 31, 2012. This decrease is due to experienced increased churn in our CLEC as the Company ceased investing resources in that division.

Depreciation and Amortization:

Our communications services segment had depreciation and amortization expenses totaling $8,689 for the six month period ended October 31, 2013 versus $9,199 for the corresponding period in 2012.  The decrease is due to our telecom assets becoming fully depreciated.

Net Income:

Net Income totaled $2,985,493 for the six months ended October 31, 2013 as compared to $874,584 for the corresponding period in the prior year. The improvement of $2,110,909 is primarily due to the gain recognized on the divestiture of our Ranger asset.

Liquidity and Capital Resources

As of October 31, 2013, we had positive working capital for the first time in the Company’s history totaling $246,946 which including cash of $587,057. Our working capital includes one large account payable associated with our 2009 Woodland Acquisition. We consider our relationship with that single vendor to be positive.

As previously noted, on September 30, 2013, the Company sold Ranger to an unrelated third party for $7.5 million plus an $800,000 contingent receivable; the contingency was met in November and the Company received $800,000 on November 6, 2013 just subsequent to the balance sheet date of this report.  As a result of the sale of Ranger, the Company was able to retire the notes payable, the accrued interest on the notes payable and any accrued penalties to Emerald Crest Capital (the “Senior Lender”), IU Holdings, LP (“IUH”), IU Investments, LLC (“IUI”) and Ned Timmer (“Timmer”) (IUH, IUI and Timmer collectively the “Paid-in-Full Junior Lenders”).  In addition, the Company was able to pay off the warrant which the Senior Lender could put to the Company for $1.0 million on March 30, 2014.  As a result of the sale of Ranger and the respective payoff of the Senior Lender and the Paid-in-Full Junior Lenders, the only remaining secured debt is the note payable to the Company’s CEO, Scott Beck (the “CEO Note”).  On November 4, 2013, Mr. Beck amended the CEO Note such that no principal or interest payments are due on the CEO Note until May 31, 2014. Mr. Beck also took a significant salary reduction from $250,000 per annum to $18,000 per annum, as a result of an amendment to his employment contract.

Our investing activity for the six months ended October 31, 2013, consisted of $4,439 of capital expenditures, primarily associated with the leasing of a certain piece of equipment pursuant to a capital lease.

Our financing activities for the three months ended October 31, 2013 included interest of $303 related to the financing of the equipment pursuant to the aforementioned capital lease.  As previously noted, the Company completely paid off the Senior Lender as well as the Paid-in-Full Junior Lenders as a result of the sale of Ranger.

We have no other bank financing or other external sources of liquidity and we source all of our liquidity through our operations.  However, now that we have sold our largest asset, there can be no assurance that, going forward, our operations will generate positive operating cash flow. However, as a result of the sale of Ranger, the Company believes it has enough cash left over to sustain operations in excess of one year.

As previously noted, the Company’s marketing revenues have been adversely impacted by industry forces. The marketing services division continues to be adversely affected by the deterioration in the for-profit educational lead generation space while simultaneously experiencing significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses. The Company cannot be certain how much further its marketing services revenues could deteriorate as a result of these industry-wide changes.

We will most likely need to obtain additional capital in order to further expand our operations. We are currently investigating other financial alternatives, including additional equity financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that any additional financing will become available to us, and if available, that such financing will be on terms acceptable to us.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2013. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

Management’s Remediation Plan

Management determined that a material weakness existed due to an inability to appropriately segregate duties in the accounting department due to the number of personnel in the accounting department. Management has included additional reviews and controls to mitigate the size of the accounting department and the overlap of responsibilities.  Management believes the foregoing efforts will effectively remediate this material weakness but the Company can give no assurance that the additional controls will be effective. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other information

On December 20, 2013, the Company terminated Schumacher and Associates (“Schumacher”) as its independent registered public accounting firm. During the past two years Schumacher’s reports contained no adverse opinions, disclaimer of opinions nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Chairman of the Board of Directors. During the two most recent fiscal years and any through the end of the quarter ended October 31, 2013, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On December 20, 2013, the Company engaged Montgomery Coscia Greilich, LLP (“MCG”) as their new its independent registered public accounting firm. During the previous two year period, the Company did not consult with MCG with respect to any issues nor was there any prior relationship between the Company and MCG.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Numbers	Description	Method of Filing

10.1

Membership Interests Purchase Agreement by and among Woodland Wireless Solutions, LTD., CornerWorld Corporation and Ranger Wireless Holdings, LLC for 100% of the Issued and Outstanding Membership Interests of S Squared, L.L.C. dated as of September 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 4, 2013)

10.2

Pro-Forma balance sheet as of July 31, 2013 and pro-forma statement of operations for the three month period ended July 31, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 4, 2013)

10.3

Amendment No. 4 to the Employment Agreement dated as of July 28, 2011 between CornerWorld Corporation and Scott Beck (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 4, 2013)

10.4

Amendment No. 4 to Promissory Note dated as of March 30, 2011 between CornerWorld Corporation and Scott Beck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 6, 2013)

10.5

Amendment Number 5 to Employment Agreement dated as of July 28, 2011 between CornerWorld Corporation and Scott Beck (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 6, 2013)

10.6

Amended and Restated Employment Agreement dated as of July 28, 2011 between CornerWorld Corporation and Scott Beck (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 6, 2013)

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

CORNERWORLD CORPORATION
Registrant

December 23, 2013	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer