Form 10-Q
period 2014-01-31
Cornerworld Corp
filed 2014-03-17
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2014

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of March 14, 2014 was 156,813,704.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of January 31, 2014 and April 30, 2013 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended January 31, 2014 and 2013	2

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended January 31, 2014	3

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended January 31, 2014 and 2013	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

3	Quantitative and Qualitative Disclosures about Market Risk	18

4	Controls and Procedures	18

	PART II. OTHER INFORMATION

1	Legal Proceedings	19

1A	Risk Factors	19

2	Unregistered Sales of Equity Securities and Use of Proceeds	19

3	Defaults Upon Senior Securities	19

4	Mine Safety Disclosures	19

5	Other Information	19

6	Exhibits	20

	Signatures	20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	January 31, 2014	April 30, 2013
	(unaudited)	(audited)
Assets
Current assets:
Cash	$732,623	$1,150,880
Accounts receivable (net of allowance for doubtful accounts of $38,860 and $61,349 at January 31, 2014 and April 30, 2013, respectively)	163,788	117,440
Prepaid expenses and other current assets	118,715	79,761
Assets of discontinued operations held for sale	—	6,536,369
Total current assets	1,015,126	7,884,450

Property and equipment, net	16,103	53,551
Other assets	28,013	28,032
TOTAL ASSETS	$1,059,242	$7,966,033

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$159,419	$1,185,947
Accrued expenses	343,805	523,741
Notes payable, current portion	—	16,316
Notes payable related parties, current portion net of unamortized discount of $0 and $7,045 at January 31, 2014 and April 30, 2013, respectively	114,714	133,161
Lease payable, current portion	10,704	10,704
Deferred revenue	70,072	60,735
Liabilities of discontinued operations held for sale	—	8,246,288
Total current liabilities	698,714	10,176,892
Long-term liabilities:
Notes payable related parties, net of current portion	224,244	198,752
Lease payable, non-current portion	1,528	9,139
Total liabilities	924,486	10,384,783

Commitments and Contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 156,813,704 and 157,313,704 shares issued and outstanding, at January 31, 2014 and April 30, 2013, respectively	156,813	157,313
Additional paid-in capital	11,802,479	11,783,945
Accumulated deficit	(11,824,536)	(14,360,008)
Total stockholders’ equity (deficit)	134,756	(2,418,750)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,059,242	$7,966,033

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2014	2013	2014	2013

Sales, net	$269,056	$436,479	$784,559	$1,618,010

Costs of goods sold	112,289	125,362	330,723	580,866

Gross profit	156,767	311,117	453,836	1,037,144

Expenses:
Selling, general and administrative expenses	20,634	689,022	935,136	2,348,154
Depreciation and amortization	10,304	17,206	37,137	54,699
Total Operating expenses	30,938	706,228	972,273	2,402,853
Operating income (loss)	125,829	(395,111)	(518,437)	(1,365,709)

Other income (expense), net:
Interest expense	(7,310)	(9,775)	(25,041)	(28,633)
Other income (expense), net	(23,159)	—	(248,161)	(100)
Total other expense, net	(30,469)	(9,775)	(273,202)	(28,733)
Income (loss) from continuing operations before income taxes	95,360	(404,886)	(791,639)	(1,394,442)
Income taxes	—	—	—	—
Income (loss) from continuing operations	95,360	(404,886)	(791,639)	(1,394,442)
Income from discontinued operations, net of tax	—	281,478	538,568	1,011,288
Gain from discontinued operations, net of tax	—	—	2,788,543	—
Net income (loss)	$95,360	$(123,408)	$2,535,472	$(383,154)

Basic earnings (loss) per share from continuing operations	$0.01	$0.00	$(0.01)	$0.00
Basic earnings (loss) per share from discontinued operations	$0.00	$0.00	$0.02	$0.00
Basic earnings (loss) per share	$0.01	$0.00	$0.02	$0.00
Diluted earnings (loss) per share from continuing operations	$0.00	$0.00	$(0.01)	$0.00
Diluted earnings (loss) per share from discontinued operations	$0.00	$0.00	$0.02	$0.00
Diluted earnings (loss) per share	$0.00	$0.00	$0.02	$0.00

Basic weighted average number shares outstanding	156,813,704	157,313,704	157,041,965	150,802,973
Diluted weighted average number shares outstanding	162,947,110	157,313,704	157,041,965	150,802,973

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, April 30, 2013	157,313,704	$157,313	$11,783,945	$(14,360,008)	$(2,418,750)
Stock-based compensation expense	—	—	18,034	—	18,034
Retirement of shares	(500,000)	(500)	500	—	—
Net income	—	—	—	2,535,472	2,535,472
Balance, January 31, 2014	156,813,704	$156,813	$11,802,479	$(11,824,536)	$134,756

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months ended January 31,
	2014	2013

Cash Flows from Operating Activities
Net income (loss)	$2,535,472	$(383,154)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	37,137	1,231,154
Amortization of discount on debt	7,045	402,581
Provision for doubtful accounts	47,373	152,291
Stock-based compensation	18,034	124,524
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(93,721)	282,980
Prepaid expenses and other current assets	(38,954)	14,428
Other assets	19	691
Accounts payable	(1,026,528)	(536,469)
Accrued expenses	(179,936)	126,200
Deferred revenue	9,337	97,955
Other liabilities	—	88,187
Changes in assets and liabilities of discontinued operations	(2,018,987)	—
Net cash provided by (used in) operating activities	(703,709)	1,601,368

Cash Flows from Investing Activities
Proceeds from the sale of subsidiary	8,300,000	—
Purchases of property and equipment	(6,997)	(798)
Net cash provided by (used in) investing activities	8,293,003	(798)

Cash Flows from Financing Activities
Payments on capital leases	(303)	(6,682)
Financing fees	(249,000)	—
Principal payments on related party notes payable	(2,037,915)	(220,000)
Principal payments on notes payable	(4,791,316)	(885,000)
Cash paid for settlement of common stock put warrant (Note 4)	(929,017)	—
Net cash used in financing activities	(8,007,551)	(1,111,682)
Net increase (decrease) in cash	(418,257)	488,888
Cash at beginning of period	1,150,880	890,415
Cash at end of period	$732,623	$1,379,303

Cash paid for:
Interest	$432,836	$673,246
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Condensed Consolidated Financial Statements

January 31, 2014

(unaudited)

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of January 31, 2014 and for the three and nine month periods ended January 31, 2014 and 2013 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and nine month periods ended January 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Woodland Holdings also provides telephony and internet services through its subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2 Communications”).  As a provider of Internet and VoIP services, T2 Communications delivers leading-edge technology to business customers in Michigan and Texas. Offerings include: phone lines, Internet connections, long distance and toll-free services. T2 Communications is a Competitive Local Exchange Carrier (CLEC).  PSM, also a CLEC, holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, the realizability of accounts receivable, recoverability of property and equipment and valuation of stock-based compensation and deferred tax assets. Actual results could differ from these estimates.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s only long-lived assets are property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe that its fixed assets are impaired. No impairment charges have been recorded as of January 31, 2014.

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

3.  Discontinued Operations

We completed the sale of our Ranger business on September 30, 2013 for $7.5 million in cash plus a contingent receivable for $800,000; we recognized a gain of $2,788,543 on the sale, net of tax. The decision to sell Ranger allowed us to retire substantially all of our secured debt.  Our Ranger operations, previously reported within the Communications Services segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the operations up to the date of sale for the three and nine month periods ended January 31, 2014 and 2013.  In addition, all secured debt retired as a result of the divestiture, including related interest expenses and fees, have been reclassified as discontinued operations.

The following is a summary of the operating results of our discontinued operations:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2014	2013	2014	2013

Sales, net	$—	$1,244,015	$2,014,095	$4,105,882

Income from discontinued operations before income taxes	—	281,478	538,568	1,011,288
Income taxes	—	—	—	—
Net income from discontinued operations	$—	$281,478	$538,568	$1,011,288

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of assets and liabilities held for sale as of April 30, 2013:

April 30, 2013

Assets:
Current assets	$529,328
Property, plant and equipment, net	11,349
Patent and goodwill, net	5,995,692
Assets of discontinued operations held for sale	6,536,369

Liabilities
Accounts payable and accrued expenses	457,972
Long term debt, net of discounts	6,647,645
Deferred revenue	266,810
Other liabilities	873,861
$8,246,288

4. Debt

	As of
	January 31, 2014	April 30, 2013
Long-term Debt
Notes payable to Emerald Crest Capital (the “Senior Lender”). These notes were collateralized by all assets of the Company. The notes and all accrued interest were settled in full as a result of the divestiture of Ranger.	$—	$3,700,000
Note payable IU Holdings, LP. This note was collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions. The note and all accrued interest were settled in full as a result of the divestiture of Ranger.	—	1,500,000
Note payable to IU Investments, LLC. These notes were collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions. The note and all accrued interest were settled in full as a result of the divestiture of Ranger.	—	527,915
Note payable to Internet University, Inc. This note was collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions. The note and all accrued interest were settled in full as a result of the divestiture of Ranger.	—	10,000
Note payable to Ned B. Timmer. This note was collateralized by all assets of Woodland Holdings, Corporation, including the Ranger patent. The note and all accrued interest were settled in full as a result of the divestiture of Ranger.	—	1,440,000
Note payable to CEO; the note matures July 31, 2016. At January 31, 2014, the interest rate was 6.25%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	338,958	338,958
Note payable to Kelly Larabee Morlan; the note matures December 31, 2013. The note and all accrued interest have been settled in full.	—	16,316
Total debt	338,958	7,533,189
Less current portion of long-term debt	(114,714)	(4,352,979)
Non-current portion of long-term debt	$224,244	$3,180,210

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Notes Payable to Junior Lender:

Substantially all of the Company’s notes payable to its junior lenders were also paid off as a result of the sale of Ranger. The remaining collateralized note payable, due to the Company’s CEO, contains no restrictive covenants or events of default other than non-payment.

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

The Company issued no stock options pursuant to this plan during the three and nine month periods ended January 31, 2014.

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

The Company issued no stock options pursuant to this plan during the three and nine month periods ended January 31, 2014.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	January 31, 2014
	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	3,275,000
Stock Compensation Plan	4,000,000	3,825,000
	8,000,000	7,100,000

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

	For the three month periods Ended January 31		For the nine month periods Ended January 31
	2014	2013	2014	2013

Expected term (in years)	—	5.0	—	5.0
Expected volatility	—%	99.1%	—%	99.1%
Risk-free interest rate	—%	1.0%	—%	1.0%
Dividend yield	—%	0.0%	—%	0.0%

A summary of activity under the Stock Plans and changes during the period ended January 31, 2014 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2013	2,245,000	$0.38	1.49	$—
Issued	—	—	—	—
Cancelled/forfeited	(1,345,000)	0.48
Exercised	—	—
Outstanding at January 31, 2014	900,000	$0.22	1.34	$—
Options vested and expected to vest	695,000	$0.23	1.71	$—
Options exercisable at end of period	720,000	$0.21	1.10	$—

For the three month periods ended January 31, 2014 and 2013, the Company recognized $3,765 and $41,508 of stock-based compensation expense, respectively, and for the nine month periods ended January 31, 2014 and 2013, the Company recognized $18,034 and $124,524 of stock-based compensation expense, respectively. As of January 31, 2014 there was $23,753 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.34 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended January 31, 2014
Revenue	$214,776	$54,280	$—	$269,056
Income (loss) from continuing operations before tax	53,918	(5,944)	47,386	95,360
Net (loss) income	53,918	(5,944)	47,386	95,360
Total assets	156,569	89,968	812,705	1,059,242
Depreciation and amortization	157	2,677	7,470	10,304

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended January 31, 2013
Revenue	$387,643	$48,836	$—	$436,479
Income (loss) from continuing operations before tax	185,390	(111,246)	(479,030)	(404,886)
Net (loss) income	185,390	257,682	(566,480)	(123,408)
Total assets	287,081	8,231,313	673,727	9,192,121
Goodwill	—	—	554,986	554,986
Depreciation and amortization	1,545	4,600	11,061	17,206

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Nine Months Ended January 31, 2014
Revenue	$673,652	$110,907	$—	$784,559
Income (loss) from continuing operations before tax	6,956	(163,298)	(635,297)	(791,639)
Net (loss) income	6,956	2,979,549	(451,033)	2,535,472
Total assets	156,569	89,968	812,705	1,059,242
Depreciation and amortization	3,368	11,366	22,403	37,137

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Nine Months Ended January 31, 2013
Revenue	$1,479,982	$138,028	$—	$1,618,010
Income (loss) from continuing operations before tax	534,899	(324,634)	(1,604,707)	(1,394,442)
Net (loss) income	534,899	1,132,266	(2,050,319)	(383,154)
Total assets	287,081	8,231,313	673,727	9,192,121
Goodwill	—	—	554,986	554,986
Depreciation and amortization	4,637	13,799	36,263	54,699

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

8. Related Party Transactions

On February 23, 2009, the Company entered into a promissory note (the “Tier 3 Junior Note”) totaling $1,900,000 with IU Investments, LLC (“IUI”). IUI is an entity owned by the parents of the Company’s Chief Executive Officer.  Interest was payable at the Company’s discretion at a rate of 10% per annum and the Company recorded interest of $26,105 and $40,473 on this facility during the nine month periods ended January 31, 2014 and 2013, respectively.  The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.

On March 30, 2011, the Company entered into a subordinated $1.5 million promissory note (the “Tier 2 Junior Note”) with IU Holdings, LP (“IUH”). Interest on the outstanding principal amount under the Tier 2 Junior Note was payable at the Company’s discretion at a rate of 10% per annum. IUH is a partnership whose limited partners include the family of the Company’s Chief Executive Officer. Steve Toback, the uncle of the Company’s Chief Executive Officer, serves as the manager of IU Holdings, GP, LLC which is the general partner of IUH. The Company recorded approximately $113,425 and $75,616 in interest on this facility, during the nine month periods ended January 31, 2014 and 2013, respectively. The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University. Interest on the outstanding principal amount under the Tier 5 Junior Note was payable at the Company’s discretion at a rate of 10% per annum. The Company recorded interest of $1,342 and $16,412 on this facility during the nine month period ended January 31, 2014 and 2013, respectively. The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer. Interest on the outstanding principal amount under the Tier 7 Junior Note is payable at the Company’s discretion at a rate of 6.25% per annum and monthly principal payments totaling $12,746 have been deferred until May 31, 2014. The Company recorded interest of $26,092 and $25,630 on this facility during the nine month periods ended January 31, 2014 and 2013, respectively. The balance of this note totaled $338,958 at January 31, 2014.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts controlled by the family of the Company’s Chief Executive Officer. The Company paid $22,500 and $84,472 in rent during the nine month periods ended January 31, 2014 and 2013, respectively.

In addition, the Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $45,000 from this entity during the nine month periods ended January 31, 2014 and 2013.

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

Nine Months ended January 31, 2014 Highlights:

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

•

The Company’s marketing services division continues to be adversely affected by the deterioration in the for-profit educational lead generation space while simultaneously experiencing significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses. In addition, the Company terminated the employment of Marc A. Pickren, the President of the marketing division and former President of Cornerworld Corporation. The Company cannot be certain how much further its marketing services revenues could deteriorate as a result of these material operating changes.

•	The Company settled several long outstanding accounts payable with two separate vendors, one in each of the last two fiscal quarters. The gain recognized on these settlements totaled $504,215.

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

Critical Accounting Policies and Estimates

Use of Estimates and Critical Accounting Policies

In preparing our Unaudited Condensed Consolidated Financial Statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income (loss) from operations, and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include allowance for doubtful accounts, impairment of long-lived assets (including goodwill), revenue recognition and stock-based compensation. In addition, please refer to Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion of our accounting policies.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the nine months ended January 31, 2014, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended January 31, 2014 to the three months ended January 31, 2013

Consolidated CornerWorld Corporation

Revenues:

We had revenues totaling $269,056 for the three month period ended January 31, 2014 as compared to $436,479 for the three month period ended January 31, 2013. The decrease of $167,423, or 38.4%, is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space.  In addition, our communications services segment experienced increased churn in our CLEC as the Company ceased investing resources in that division.

Depreciation and Amortization:

Depreciation and Amortization expenses totaled $10,304 for the three month period ended January 31, 2014 as compared to $17,206 for the three month period ended January 31, 2013. The decrease of $6,902 is due to the fact that several of our larger telecommunications fixed assets have become fully depreciated.

Income (Loss) from Continuing Operations Before Taxes:

Income from Continuing Operations Before Taxes totaled $95,360 for the three months ended January 31, 2014 as compared to a loss of $404,886 for the corresponding period in the prior year. The improvement of $500,246 is primarily due to reductions in selling, general and administrative (“SG&A”) expenses which included the termination of the former President of the Company, among other personnel. In addition, the improvement is due to decreases in depreciation expenses, decreases in interest expenses and also the gain of approximately $250,000 recognized in connection with the discounted settlement of a certain large outstanding payable.

Net Income (loss):

Net Income totaled $95,360 for the three months ended January 31, 2014 as compared to a net loss of $123,408 for the corresponding period in the prior year. The difference between the Net Income improvement of $218,768 versus the Income from Continuing Operations Before Taxes improvement of $500,246 is primarily due to the fact that prior year Net Income numbers included earnings from the divested Ranger asset totaling $281,478.

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues:

Our marketing services segment had revenues totaling $214,776 for the three month period ended January 31, 2014 as compared to $387,643 for the three month period ended January 31, 2013. This decrease is due to the deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation and Amortization:

Our marketing services segment had depreciation expenses totaling $157 for the three month period ended January 31, 2014 as compared to $1,545 for the three month period ended January 31, 2013. The decrease was due to more assets becoming fully depreciated.

Income from Continuing Operations Before Taxes and Net Income:

Income from Continuing Operations Before Taxes and Net Income totaled $53,918 for the three months ended January 31, 2014 as compared to net income of $185,390 for the corresponding period in the prior year. The decrease is due to the aforementioned reduction in revenue.

Communications services

Our communications services segment consists of our Woodland division.

Revenues:

Our communications services segment had revenues totaling $54,280 for the three month period ended January 31, 2014 as compared to $48,836 for the three month period ended January 31, 2013. The lower revenue in the previous year period was primarily due to several large customer credits being issued during the corresponding period during the prior year.

Depreciation and Amortization:

Our communications services segment had depreciation and amortization expenses totaling $2,677 for the three month period ended January 31, 2014 versus $4,600 for the corresponding period in 2012.  The decrease is due to more of our telecom assets becoming fully depreciated.

Net Income (Loss):

Net loss totaled $5,944 for the three months ended January 31, 2014 as compared to net income of $257,682 for the corresponding period in the prior year. The decrease of $263,626 is due to income earned by our divested Ranger asset during the prior year.

Comparison of the nine months ended January 31, 2014 to the nine months ended January 31, 2013

Consolidated CornerWorld Corporation

Revenues:

We had revenues totaling $784,559 for the nine month period ended January 31, 2014 as compared to $1,618,010 for the corresponding period in the prior year. The decrease of $833,451, or 51.5%, is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space.

Depreciation and Amortization:

Depreciation and Amortization expenses totaled $37,137 for the nine month period ended January 31, 2014 as compared to $54,699 for the nine month period ended January 31, 2013. The decrease of $17,562 is due to the fact that several of our larger telecommunications fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $791,639 for the nine months ended January 31, 2014 as compared to $1,394,442 for the corresponding period in the prior year. The improvement of $602,803 is primarily due to reductions in interest expenses and SG&A at corporate, as well as the discounted settlement of certain large outstanding payables and the elimination of amortization expenses.

Net Income (loss):

Net Income totaled $2,535,472 for the nine months ended January 31, 2014 as compared to a net loss of $383,154 for the corresponding period in the prior year. The improvement of $2,918,626 is primarily due to the gain recognized on the divestiture of our Ranger asset.

Marketing services

Revenues:

Our marketing services segment had revenues totaling $673,652 for the nine month period ended January 31, 2014 as compared to $1,479,982 for the nine month period ended January 31, 2013. This decrease of $806,330 or 54.5% is due to the deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation and Amortization:

Our marketing services segment had depreciation expenses totaling $3,368 for the nine month period ended January 31, 2014 as compared to $4,637 for the nine month period ended January 31, 2013. The decrease was due to more fixed assets becoming fully depreciated and the write-down of certain fixed assets related to our Gulf subsidiary.

Income from Continuing Operations Before Taxes and Net Income:

Income from Continuing Operations Before Taxes and Net Income totaled $6,956 for the nine months ended January 31, 2014 as compared to Net Income of $534,899 for the corresponding period in the prior year. The decrease is due to the aforementioned reduction in revenue.

Communications services

Revenues:

Our communications services segment had revenues totaling $110,907 for the nine month period ended January 31, 2014 as compared to $138,028 for the nine month period ended January 31, 2013. This decrease is due to experienced increased churn in our CLEC as the Company ceased investing resources in that division.

Depreciation and Amortization:

Our communications services segment had depreciation and amortization expenses totaling $11,366 for the nine month period ended January 31, 2014 versus $13,799 for the corresponding period in 2013.  The decrease is due to more of our telecom assets becoming fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $163,298 for the nine months ended January 31, 2014 as compared to $324,634 for the corresponding period in the prior year. The improvement of $161,336 is primarily due to reductions in interest expenses, SG&A and the elimination of amortization expenses.

Net Income:

Net Income totaled $2,979,549 for the nine months ended January 31, 2014 as compared to $1,132,266 for the corresponding period in the prior year. The improvement of $1,847,283 is primarily due to the gain recognized on the divestiture of our Ranger asset.

Liquidity and Capital Resources

As of January 31, 2014, we continued to have positive working capital totaling $316,412 which including cash of $732,623.

As previously noted, on September 30, 2013, the Company sold Ranger to an unrelated third party for $7.5 million plus an $800,000 contingent receivable; the contingency was met in November and the Company received $800,000 on November 6, 2013.  As a result of the sale of Ranger, the Company was able to retire the notes payable, accrued interest and any accrued penalties to Emerald Crest Capital (the “Senior Lender”), IU Holdings, LP (“IUH”), IU Investments, LLC (“IUI”) and Ned Timmer (“Timmer”) (IUH, IUI and Timmer collectively the “Paid-in-Full Junior Lenders”).  In addition, the Company was able to pay off the warrant which the Senior Lender could have put to the Company for $1.0 million on March 30, 2014.  As a result of the sale of Ranger and the respective payoff of the Senior Lender and the Paid-in-Full Junior Lenders, the only remaining secured debt is the note payable to the Company’s CEO, Scott Beck (the “CEO Note”).  No principal or interest payments are due on the CEO Note until May 31, 2014. Mr. Beck also took a significant salary reduction from $250,000 per annum to $18,000 per annum, as a result of an amendment to his employment contract.

Our investing activity for the nine months ended January 31, 2014, totaled $8,293,003 which consisted almost entirely of proceeds from the divestiture of our Ranger assets.

Our financing activities for the nine months ended January 31, 2014 totaled $8,007,551 which enabled the Company to completely pay off the Senior Lender as well as the Paid-in-Full Junior Lenders as a result of the sale of Ranger.  The Company also paid $249,000 of investment banking fees related to the divestiture of the Ranger assets.

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

As previously noted, the Company’s marketing revenues have been adversely impacted by industry forces. The marketing services division continues to be adversely affected by the deterioration in the for-profit educational lead generation space while simultaneously experiencing significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses. The Company elected to not renew the employment contract of its former president, Marc Pickren, whose main responsibility was the growth of the marketing division and the Company. Mr. Pickren has not been replaced and the Company and Enversa have eliminated the position of President. The Company cannot be certain how much further its marketing services revenues could deteriorate.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2014. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other information

On December 23, 2013, CornerWorld Corporation (“CornerWorld” or the “Company”) terminated Schumacher and Associates (“Schumacher”) as its independent registered public accounting firm. During the past two years Schumacher’s reports contained no adverse opinions, disclaimer of opinions nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report contained a modification to the effect that there was substantial doubt as to the Company’s ability to continue as a going concern. The decision to change accountants was approved by the Chairman of the Board of Directors.

During the two most recent fiscal years the quarter ended October 31, 2013 and up through the December 23, 2013 termination date, there was one disagreement with the former accountant with respect to disclosure of related party transactions that, had it not been resolved to the satisfaction of the former accountant, would have caused it to make reference to the disagreement in the audit report. Specifically, the former accountant required the Company to disclose the exact familial relationship of certain related parties to the Company’s CEO, Scott N. Beck. The Company has authorized the former accountant to respond fully to any inquiries of the successor accountant concerning the subject matter of the disagreement. The Company made the disclosures required by the former accountants and the disagreement was resolved to the former accountant’s satisfaction. There were no other disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. A letter from Schumacher directed to the SEC indicating their concurrence with the events as described above is attached hereto as Exhibit 16.1 and is incorporated by reference herein.

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

CORNERWORLD CORPORATION
Registrant

March 17, 2014	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer