Form 10-KT
period 2013-12-31
Cornerworld Corp
filed 2014-07-24
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2013
Or
☑	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from May 1, 2013 to December 31, 2013 __________

Commission File Number:  333-128614

CORNERWORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☐               Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐   No ☑

As of June 30, 2013, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.02 was approximately $3,146,274. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not intended as a conclusive determination for any other purpose. As of June 30, 2013, there were 157,313,704 shares of the registrant’s common stock outstanding.

PART I

ITEM 1. BUSINESS

Overview and Plan of Operation

Company History

CornerWorld Corporation (hereinafter referred to as “CornerWorld”, the “Company”, “we” “our” or “us”) was incorporated on November 9, 2004, in the State of Nevada. Effective May 2007, we changed our name to CornerWorld Corporation. Our principal executive offices are located at 13101 Preston Road, Suite 510, Dallas, Texas 75240. Our telephone number is (888) 837-3910 and our fiscal year-end is December 31 having recently been changed; prior to December 31, 2013, our fiscal year ended April 30.

The Company is a marketing and technology services company creating opportunities from the increased accessibility of content across mobile and internet platforms. The Company conducts its business through its main operating subsidiaries as described below.

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

The Company provides telecommunications services through its wholly-owned subsidiary, Woodland Holdings Corp. (“Woodland Holdings”).  Woodland Holdings was the owner of S Squared, LLC, doing business in the state of Texas as “Ranger Wireless LLC” (“Ranger”).  The Company sold Ranger on September 30, 2013.  See also Recent Developments, below, for more detail.

Woodland Holdings also provides telephony and internet services through its subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”).  As a provider of Internet and VoIP services, T2 delivers leading-edge technology to business and residential customers in Michigan and Texas. Offerings include: phone lines, internet connections, long distance and toll-free services. T2 is a Competitive Local Exchange Carrier (CLEC).  PSM, also a CLEC, holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes.

Recent Developments

As discussed further in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company divested its largest asset, Ranger and paid off substantially all of its debt.  Accordingly, Ranger’s assets, liabilities and operations have been reported as discontinued operations in the accompanying annual report and consolidated financial statements.

Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) telecommunications services. Our marketing services segment is comprised of Enversa and its subsidiaries. Our telecommunications services segment consists of the T² and PSM. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. For financial information relating to our business segments, please see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statements and Supplementary Data.”

Regulatory Matters

Portions of our operations, particularly our telecommunications services, are highly regulated and subject to a variety of federal and state laws, including environmental laws, which require that we obtain various licenses, permits and approvals. We must obtain and maintain various federal, state and local governmental licenses, permits and approvals in order to provide our services. We believe we are in material compliance with all applicable licensing and similar regulatory requirements.

Employees

As of December 31, 2013, we had nine full-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements of CornerWorld Corporation, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company currently leases office space consisting of approximately 3,680 square feet. This office space is located in Dallas, Texas and the lease expires May 31, 2016.

ITEM 3. LEGAL PROCEEDINGS

On October 10, 2013, the Company’s former President, Marc A. Pickren (“Pickren”) filed a lawsuit in Dallas County District court alleging, among other things, that the Company had wrongfully terminated his employment; Pickren’s suit seeks claims approximating $265,000 which represent one year’s severance and costs to provide health insurance.  As noted in the Company’s form 8-K filed on October 4, 2013, Pickren’s employment agreement expired on September 15, 2013, Pickren’s employment agreement was not renewed, Pickren was removed as President of CornerWorld on October 4, 2013 and the Company terminated Pickren’s employment on October 8, 2013.  On May 18, 2014, after several appeals, the Texas Workforce Commission (“TWC”) determined that Pickren had abandoned his job rendering him ineligible for employment benefits.  The Company has attempted unsuccessfully to mediate the dispute with Pickren and, in light of the ruling of the TWC and the merits of the case itself, has recently filed a motion to dismiss Pickren’s lawsuit.  Should the motion to dismiss not be granted, the Company intends to vigorously defend itself against Pickren’s claims.

The Company is occasionally involved in other litigation matters relating to claims arising from the ordinary course of business. The Company’s management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

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

	High	Low
Eight-month period from May 1, 2013 through December 31, 2013
Quarter ended December 31, 2013	$0.02	$0.01
Quarter ended September 30, 2013	0.02	0.02
Two month period ended June 30, 2013	0.02	0.02

Fiscal Year ended April 30, 2013
Quarter ended April 30, 2013	$0.02	$0.01
Quarter ended January 31, 2013	0.06	0.02
Quarter ended October 31, 2012	0.19	0.03
Quarter ended July 31, 2012	0.27	0.10

As of June 13, 2014, there were approximately 180 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

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

Since the Company’s common stock is deemed to be penny stock, trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” include persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks.

Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in the Company’s common stock and may affect the ability of the Company’s stockholders to sell their shares.

Recent Issuances of Unregistered Stock

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The consolidated statements of operations data for the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012 as well as the balance sheet data at December 31, 2013 and April 30, 2013 are derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K.  The historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data (prior periods have been restated to reflect the impact of discontinued operations):

	For the Eight- Month Period Ended December 31,	For the Year Ended April 30:
	2013	2013	2012	2011	2010

Revenue	$673,954	$1,925,734	$4,538,714	$6,011,954	$5,093,132
Costs of goods sold	271,356	722,398	1,920,832	3,086,934	2,674,939
Gross profit	402,598	1,203,336	2,617,882	2,925,020	2,418,193

Total operating expenses	860,143	3,174,163	5,117,206	5,038,100	4,124,827
Loss from operations	(457,545)	(1,970,827)	(2,499,324)	(2,113,080)	(1,706,634)
Other (expense) income, net	(285,332)	(792,457)	(245,920)	354,951	(120,624)
Income taxes	—	—	—	—	—
Loss from continuing operations	(742,877)	(2,763,284)	(2,745,244)	(1,758,129)	(1,827,258)
Income from discontinued operations, net of tax	538,568	1,401,050	640,197	203,281	57,041
Gain from discontinued operations, net of tax	2,788,543	—	—	—	—
Net income (loss)	$2,584,234	$(1,362,234)	$(2,105,047)	$(1,554,848)	$(1,770,217)

Basic earnings (loss) per share from continuing operations	$0.00	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Basic earnings (loss) per share from discontinued operations	$0.02	$0.01	$0.01	$0.00	$0.00
Basic earnings (loss) per share	$0.02	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted earnings (loss) per share from continuing operations	$0.00	$(0.02)	$(0.02)	$(0.02)	$(0.02)
Diluted earnings (loss) per share from discontinued operations	$0.02	$0.01	$0.01	$0.00	$0.00
Diluted earnings (loss) per share	$0.02	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Basic weighted average shares outstanding	157,070,847	152,390,521	147,324,142	99,888,432	88,490,098
Diluted weighted average shares outstanding	163,204,253	152,390,521	147,324,142	99,888,432	88,490,098

Consolidated Balance Sheet Data:

	December 31,	April 30,
	2013	2013	2012	2011	2010
Cash and cash equivalents	$857,954	$1,150,880	$890,415	$934,250	$590,163
Total assets	$1,177,661	$7,966,033	$10,384,652	$13,109,032	$14,923,441
Long-term obligations	$239,373	$193,801	$236,187	$1,314,910	$1,214,199
Total stockholders’ equity (deficit)	$182,263	$(2,418,750)	$(2,685,503)	$(738,970)	$(1,502,318)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview

CornerWorld is a marketing and technology services company providing services for the increased accessibility of content across mobile and Internet platforms. The Company is a holding company whose wholly owned subsidiaries operate in two rapidly changing business segments: marketing services and communication services.

Originally a development stage company, the Company has completely evolved into a fully integrated telecommunications and marketing services company. Since completing the integration of our two segments, we have developed a consistent revenue stream and gross margins that support not only our administrative and operating costs but also produce the cash-flows necessary to service our financing commitments.

Our marketing services segment includes Enversa and all its subsidiaries. Enversa is an interactive media company with a focus on marketing to generate qualified leads (consumers) for its customers. In addition, Enversa provides SEO services, domain leasing and website management services on a recurring monthly basis. We believe the marketing industry will continue to trend toward digital and social media as well as search retargeting and we are attempting to position our marketing services segment to address the rapidly changing needs of our customers.

Our key assets in our communication services segment are our CLEC’s and their respective licenses.

Eight Months ended December 31, 2013 Highlights

•	We sold our largest asset, Ranger.

•	We paid off substantially all of our secured debt and settled certain long-outstanding payables.

•

We received approval from the US Trademark and Patent office for our TinyDial mobile technology application.  We also continued developing TinyDial and it was accepted into both the iPhone and android mobile app stores just subsequent to year end.

Critical Accounting Policies

Use of Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income (loss) from operations, and net income, as well as on the value of certain assets on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include allowance for doubtful accounts, recoverability of long-lived assets (including goodwill), revenue recognition and stock-based compensation. In addition, please refer to Note 1 to the accompanying consolidated financial statements for further discussion of our accounting policies.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the eight-month period ended December 31, 2013, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Comparison of the Eight Months Ended December 31, 2013 to the Eight Months Ended December 31, 2012

Consolidated CornerWorld Corporation

Revenues

We had revenues totaling $673,954 for the eight-month period ended December 31, 2013 as compared to $1,508,517 for the corresponding period in the prior year. The decrease of $834,563, or 55.3%, is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space.

Depreciation and Amortization

Depreciation and Amortization expenses totaled $33,755 for the eight-month period ended December 31, 2013 as compared to $48,964 for the corresponding eight-month period ended December 31, 2012. The decrease of $15,209 is due to the fact that several of our larger telecommunications fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes

Loss from Continuing Operations Before Taxes totaled $742,877 for the eight-months ended December 31, 2013 as compared to $1,318,956 for the corresponding period in the prior year. The improvement of $576,079 is primarily due to reductions in interest expenses and SG&A at corporate, as well as the discounted settlement of certain large outstanding payables and the elimination of amortization expenses.

Net Income (Loss)

Net Income totaled $2,584,234 for the eight-months ended December 31, 2013 as compared to a net loss of $260,532 for the corresponding period in the prior year. The improvement of $2,844,766 is primarily due to the gain recognized on the divestiture of our Ranger asset.

Marketing Services

Revenues

Our marketing services segment had revenues totaling $592,756 for the eight-month period ended December 31, 2013 as compared to $1,386,545 for the corresponding eight-month period ended December 31, 2012. This decrease of $793,789 or 57.2% is due to the deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation and Amortization:

Our marketing services segment had depreciation expenses totaling $3,368 for the eight-month period ended December 31, 2013 as compared to $4,122 for the corresponding eight-month period ended December 31, 2012. The decrease was due to more fixed assets becoming fully depreciated and the write-down of certain fixed assets related to our Gulf subsidiary.

Income from Continuing Operations Before Taxes and Net Income:

Income from Continuing Operations Before Taxes and Net Income totaled $1,770 for the eight-months ended December 31, 2013 as compared to Income from Continuing Operations Before Taxes and Net Income of $523,636 for the corresponding period in the prior year. The decrease is due to the aforementioned reduction in revenue.

Telecommunications Services

Revenues:

Our telecommunications services segment had revenues totaling $81,198 for the eight-month period ended December 31, 2013 as compared to $121,972 for the corresponding eight-month period ended December 31, 2012. This decrease is due to experienced increased churn in our CLEC as the Company ceased investing resources in that division.

Depreciation and Amortization:

Our telecommunications services segment had depreciation and amortization expenses totaling $10,474 for the eight-month period ended December 31, 2013 versus $12,266 for the corresponding period in 2012.  The decrease is due to more of our telecom assets becoming fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $162,887 for the eight-months ended December 31, 2013 as compared to $283,626 for the corresponding period in the prior year. The improvement of $120,739 is primarily due to cost cutting measures with respect to selling, general and administrative expenses.

Net Income:

Net Income totaled $2,979,960 for the eight-month period ended December 31, 2013 as compared to $1,075,823 for the corresponding period in the prior year. The improvement of $1,904,137 is primarily due to the gain recognized on the divestiture of our Ranger asset.

Corporate

Loss Before Continuing Operations:

Loss before continuing operations totaled $581,760 for the eight-month period ended December 31, 2013 as compared to $1,558,966 for the corresponding eight-month period ended December 31, 2012. This decrease of $977,206 or 62.7% is due to across the board reductions in rent, utilities and headcount, the biggest reduction being the elimination of the position of president and the associated salary burden.

Liquidity and Capital Resources

As of December 31, 2013, we had positive working capital totaling $374,150 including cash of $857,954.

As previously noted, on September 30, 2013, the Company sold Ranger to an unrelated third party for $7.5 million plus an $800,000 contingent receivable; the contingency was met in November and the Company received $800,000 on November 6, 2013.  As a result of the sale of Ranger, the Company was able to retire the notes payable, accrued interest and any accrued penalties to Emerald Crest Capital (the “Senior Lender”), IU Holdings, LP (“IUH”), IU Investments, LLC (“IUI”) and Ned Timmer (“Timmer”) (IUH, IUI and Timmer collectively the “Paid-in-Full Junior Lenders”).  In addition, the Company was able to pay off the warrant which the Senior Lender could have put to the Company for $1.0 million on March 30, 2014.  As a result of the sale of Ranger and the respective payoff of the Senior Lender and the Paid-in-Full Junior Lenders, the Company’s only remaining secured debt is the note payable to the Company’s CEO, Scott Beck (the “CEO Note”).  No principal or interest payments are due on the CEO Note until May 31, 2014. Mr. Beck also took a significant salary reduction from $250,000 per annum to $18,000 per annum, as a result of the November 1, 2013 amendment to his employment contract.

Our investing activity for the eight-months ended December 31, 2013, totaled $8,293,938 which consisted almost entirely of proceeds received from the divestiture of our Ranger assets.

Our financing activities for the eight-months ended December 31, 2013 totaled $8,007,632 which enabled the Company to completely pay off the Senior Lender as well as the Paid-in-Full Junior Lenders as a result of the sale of Ranger.  The Company also paid $249,000 of investment banking fees related to the divestiture of the Ranger assets.

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

As previously noted, the Company’s marketing revenues have been adversely impacted by industry forces. The marketing services division continues to be adversely affected by the deterioration in the for-profit educational lead generation space while simultaneously experiencing significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses. Upon its expiration on September 15, 2013, the Company elected to not renew the employment contract of its former president, Marc Pickren. Mr. Pickren’s employment was subsequently terminated on October 8, 2013 and he has not been replaced; both the Company and Enversa have eliminated the position of President.

The Company cannot be certain how much further its marketing services revenues could deteriorate and we will most likely need to obtain additional capital in order to further expand our operations. We are currently investigating other financial alternatives, including additional equity and/or debt financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that any additional financing will become available to us, and if available, that such financing will be on terms acceptable to us.

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Notes payable to related parties	$338,958	$101,968	$236,990	$—	$—
Operating and capital leases	91,136	43,059	48,077	—	—
Total	$430,094	$145,027	$285,067	$—	$—

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Inflation

We believe that, for the eight-month period ended December 31, 2013, inflation has not had a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and supplementary data are included in pages F-1 through F-21 of this Transition Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 23, 2013, the Company terminated Schumacher and Associates (“Schumacher”) as its independent registered public accounting firm. During the past two years Schumacher’s reports contained no adverse opinions, disclaimer of opinions nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report contained a modification to the effect that there was substantial doubt as to the Company’s ability to continue as a going concern. The decision to change accountants was approved by the Chairman of the Board of Directors.

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

On December 20, 2013, the Company engaged Montgomery Coscia Greilich, LLP (“MCG”) as its new independent registered public accounting firm. During the previous two year period, the Company did not consult with MCG with respect to any issues nor was there any prior relationship between the Company and MCG.

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

The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2013. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective simply due to the fact that the small size of the accounting department could not provide for adequate segregation of duties typically established in larger reporting companies.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and the Company’s CFO and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in conformity with U.S. GAAP and include those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

As of December 31, 2013, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013, as a result of the identification of the material weakness described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Management’s Remediation Plan

Management determined that a material weakness existed due to an inability to appropriately segregate duties in the Company’s accounting department due to its small size.  The Company has included additional reviews to mitigate the size of the accounting department and the overlap of responsibilities.  Management believes the foregoing efforts effectively remediate this material weakness but the Company can give no assurance that the additional controls will be effective. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We cannot assure you that, as circumstances change, any additional material weakness will not be identified.

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

Name of Director	Age	Positions with CornerWorld Since
Scott N. Beck	40	Chief Executive Officer, Chairman and Director, 2007
Marc Blumberg	41	Director, 2008

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

Additional Executive Officers

V. Chase McCrea III, age 46, has served as our Chief Financial Officer since his appointment September 18, 2009.  Mr. McCrea is a CPA with over 20 years of experience working with and for public companies serving in a variety of capacities.  Until July 2007, Mr. McCrea had served as the Interim Chief Financial Officer and Vice President of Finance of Home Solutions of America, Inc., a publicly traded construction concern. Prior to that, he worked as the Director of Finance for Penson Worldwide, Inc., an international securities clearing firm dating to the summer of 2006, and also as a Manager of SEC Reporting for chemical giant Celanese dating to the summer of 2005. For several years prior to 2005 Mr. McCrea had served as the Director of SEC Reporting for technology company DG Systems (the predecessor company to DG/FastChannel, Inc.) as well as serving as the Director of Finance for approximately five years for a telecommunications provider. Mr. McCrea’s experience includes over eight years working for Big Four accounting firms, where he attained the level of assurance manager. Mr. McCrea holds a Bachelor’s of Science in Accounting from the highly regarded accounting school at the University of Southern California.

Code of Ethics

As of December 31, 2013, our Board of Directors has not adopted a code of ethics because of the small number of persons involved in the management of the Company.

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

Board Meetings

The Board of Directors held one meeting during the eight-month period ended December 31, 2013.  Mr. Beck and Mr. Blumberg attended the meeting.  Directors receive no compensation for meeting attendance.

Board Committees

We do not have an audit, nominating or compensation committee. Due to the small size of the Board of Directors, at this time we do not intend to establish either an audit committee or a compensation committee of our Board of Directors. When we do ultimately establish these committees, we envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.  We do not have an audit committee financial expert on our Board because we do not have an audit committee.

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

Role of Board in Risk Oversight Process

Management is responsible for the day-to-day management of risk and for identifying our risk exposures and communicating such exposures to our Board. Our Board is responsible for designing, implementing and overseeing our risk management processes. The Board does not have a standing risk management committee, but administers this function directly through the Board as a whole. The whole Board considers strategic risks and opportunities and receives reports from its officers regarding risk oversight in their areas of responsibility as necessary. We believe our Board’s leadership structure facilitates the division of risk management oversight responsibilities and enhances the Board’s efficiency in fulfilling its oversight function with respect to different areas of our business risks and our risk mitigation practices.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table on the following page sets forth the compensation earned by our Chief Executive Officer, our former President, who had previously served as our Chief Marketing Officer, and our Chief Financial Officer for the last three fiscal years.  We do not have any other executive officers who were awarded, earned or were paid over $100,000.

Name and principal position (a)	Period (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)(3)	Option Awards ($)(f)(4)	All Other Compensation ($)(i)	Total ($)(j)
Scott N. Beck, Chairman of the Board of Directors, Chief Executive Officer	2013(1)	138,417(5)	—	—	—	—	138,417
	2013(2)	250,000	—	—	—	—	250,000
	2012(2)	250,000	—	—	—	—	250,000

Marc A. Pickren, President, previously Chief Marketing Officer	2013(1)	108,202(6)	—	—	—	—	108,202
	2013(2)	220,000	—	—	—	—	220,000
	2012(2)	216,250	45,000	—	35,000	—	296,250

V. Chase McCrea III, Chief Financial Officer	2013(1)	116,875	—(7)	—	—	—	116,875
	2013(2)	165,000	41,250(7)	—	—	—	206,250
	2012(2)	165,000	27,514	—	—	—	192,514

(1)	Amounts in this row are for the eight-month period ended December 31, 2013.

(2)	Amounts in this row are for the twelve-month period ended April 30 of the respective year

(3)

The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with ASC Topic 718 (formerly FAS 123[R]) of stock awards granted to each named executive officer, and therefore include amounts from awards granted in and prior to the applicable fiscal year. Assumptions used in the calculation of this amount are included in Note 8 to the Company’s audited consolidated financial statements for the eight-month period ended December 31, 2013 included in this Transition Report on Form 10-K.

(4)

The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with ASC 718 with respect to outstanding stock options granted to each executive officer, whether granted in that fiscal year or in prior fiscal years. These balances have not been adjusted for the potential impact of estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 9 to the Company’s audited consolidated financial statements for the eight-month period ended December 31, 2013 included in this Transition Report on Form 10-K.

(5)	Effective November 1, 2013, Mr. Beck and the Company amended his employment agreement such that his annual base salary was reduced to $18,000.

(6)	Mr. Pickren’s employment agreement expired of its own accord on September 15, 2013; it was not renewed. Mr. Pickren’s employment was terminated for cause on October 8, 2013.

(7)

Mr. McCrea’s 2013 bonus was accrued at April 30, 2013 and was paid in cash by December 31, 2013.  The Company has not yet determined what bonus, if any, Mr. McCrea will be paid for the eight-month period ended December 31, 2013.

Executive Employment Agreements

On July 28, 2011, the Company entered into an employment agreement with Mr. Beck, its Chairman and Chief Executive Officer. Mr. Beck’s employment agreement has been modified multiple times, most recently as of November 1, 2013.  Pursuant to his employment agreement, Mr. Beck is paid an annual base salary of $18,000 and an annual performance based cash bonus subject to the discretion of the Board of Directors, a bonus fee of 2% of all equity and debt raised during the time of his contract payable out of proceeds at closing of such equity and/or debt capital transaction, a 3.50% fee for the transaction value of all acquisitions as defined in his employment agreement payable at closing, warrants equal to 3.25% of the equity issued pursuant to any debt and equity raised during the time of his employment agreement, a warrant equal to 3.25% of the transaction value of any equity issued in association with all acquisitions and the greater of 5% of fair market value or $5.0 million buyout fee in the case of a change in control. Mr. Beck’s employment agreement also provides that, if he is terminated without cause prior to the end of the employment agreement, he will be paid the full amount of his base salary for any days remaining in the full ten year term, the Company will purchase all equity instruments held by Mr. Beck and the Company will pay Mr. Beck $5.0 million within six months of his termination. Finally, Mr. Beck will receive 10% of amounts payable to the Company as a result of any patent infringement litigation. Mr. Beck’s employment agreement continues through July 27, 2021.

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

During the eight-month period ended December 31, 2013, there has been no occurrence of the re-pricing of any outstanding option or other equity-based award and no waiver or modification of any specified performance target with respect to any amount included in non-stock incentive plan compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information regarding stock option awards previously granted which were outstanding at December 31, 2013.

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

Stock Compensation Plans

Incentive Stock Plan

On August 17, 2007, the Company’s board of directors adopted and implemented the Company’s 2007 Incentive Stock Plan. Under the Incentive Stock Plan, the Company is authorized to issue 4,000,000 shares of its common stock to the Company’s directors, officers, employees, advisors or consultants.

Any Incentive Stock Option granted to an employee of the Company shall become exercisable over a period of no longer than five years, and no less than 20% of the shares covered thereby shall become exercisable annually. 25% of shares vest on the six month anniversary of the date of grant, the Initial Vesting Date, while the remaining options vest annually in 25% increments beginning on the first anniversary of the Initial Vesting Date. The options expire five years from the grant date.

The number of shares outstanding under the Company’s 2007 Incentive Stock Plan as of December 31, 2013 was 565,000.

Stock Compensation Plan

On August 17, 2007, the Company’s Board of Directors adopted and implemented the Company’s 2007 Stock Compensation Plan. The total number of shares of the Company’s common stock which may be purchased or granted directly by Options, Stock Awards or Warrants under the Compensation Plan shall not exceed 4,000,000 shares of the Company’s common stock.

Awards granted to a participant of the Company shall become exercisable over a period of no longer than five years, and may vest as determined at the Company’s discretion at the time of grant.

The number of shares outstanding under the Company’s 2007 Stock Compensation Plan as of December 31, 2013 was 75,000.

Director Compensation

The Company does not pay compensation to its directors for their service at this time. Furthermore, the Company has no present formal plan for compensating our directors for their service in their capacity as such.

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

Should Mr. Beck be terminated prior to the expiration of his contract for a reason other than cause, as defined in his employment agreement, he is entitled to the following:

a)	Payment of the full amount of base salary for the days remaining of the contract expiring in 2021 paid in full on the six month anniversary of the date of termination

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of June 30, 2014 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s Directors, (iii) each of the executive officers and (iv) all current Directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. As of June 30, 2014, the Directors and executive officers of the Company held a total of 65,696,730 shares of Common Stock entitled to vote, representing 39.6% of the then outstanding shares of Common Stock.

Beneficial Owner	Amount of Common Stock Beneficially Owned as of June 30, 2014 (1)	Percentage of Common Stock Outstanding (1)

Executive Officers and Directors (2)
Scott Beck (3)	58,108,044	35.4%
Marc Blumberg (4), (7)	4,138,686	2.5%
V. Chase McCrea III (5)	3,450,00	2.1%
All executive officers and directors as a group (consisting of 3 individuals)	65,696,730	39.6%

Other 5% stockholders:
IU Holdings II, LP (6)	58,314,132	35.8%
Total Executive Officers, Directors and Affiliates (2)	124,010,862	71.8%

(1)

The number of shares of Common Stock outstanding as of June 30, 2014 was 162,937,110 The number of beneficially owned shares includes shares issuable pursuant to stock options that may be exercised within sixty (60) days after June 30, 2014 as well as warrants that are immediately exercisable. In addition, the table contemplates the issuance of shares and warrants to certain individuals and entities as detailed in Part II Item 5, “Recent Sales of Unregistered Securities”. At the time of this filing, all warrants had been issued but the share issuances had not yet been completed.

(2)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the officers and Directors named in the table have sole voting and investment power with respect to all shares of Common Stock. Unless otherwise indicated, the business address of each beneficial owner listed is 13101 Preston Road, Suite 510, Dallas, Texas 75240.

(3)	Includes 1,321,000 shares issuable upon exercise of warrants immediately exercisable as of June 30, 2013.

(4)	Includes 1,000,000 warrants to purchase common stock exercisable within sixty (60) days of December 31, 2013.

(5)	Includes 400,000 shares issuable upon exercise of stock options exercisable or that vest within 60 days of December 31, 2013.

(6)	The business address of this entity is 5005 LBJ, Freeway, Suite 370 Occidental Tower Management, Dallas, TX 75244.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As part of the Company’s 2008 acquisition of Enversa, the Company borrowed $1,500,000 from Internet University, Inc., Marc Blumberg and Marc Pickren (collectively, the “Enversa Sellers”).  Mr. Blumberg is a member of the Company’s Board of Directors as well as the former president of Internet University, Inc. and Mr. Pickren was the President of the Company.   On October 31, 2012, the Company settled the Tier 4 Junior Notes in their entirety via the conversion to shares of the Company’s common stock.  The outstanding principal balances on the notes themselves, as well as any outstanding accrued interest, were converted at the rate of $0.15/share.  Accordingly, the Tier 4 Junior Notes had no outstanding balances at December 31, 2013.  The Company recorded interest of $0, $69,726 and $161,999 on these notes during the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012, respectively.

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC (the “Tier 3 Junior Note”).   IU Investments, LLC is an entity owned by the immediate family members of the Company’s Chief Executive Officer. The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 3 Junior Note had no outstanding balance at December 31, 2013. The Company recorded interest of $26,105, $57,992 and $55,073 on this facility during the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012, respectively.

On March 30, 2011, the Company entered into a subordinated $1,500,000 promissory note with IU Holdings, LP (“IUH”) (the “Tier 2 Junior Note”).  As additional consideration to induce the Tier 2 Junior Lender to enter into this Promissory Note, the Company issued the Tier 2 Junior Lender, 48,414,132 shares of CornerWorld Corporation common stock.  IUH is a partnership whose limited partners include the immediate family members of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, served as the manager of IU Holdings, GP, LLC, which is the general partner of IUH. The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 2 Junior Note had no outstanding balance at December 31, 2013. The Company recorded interest expenses of $73,006, $162,314 and $160,521 on this facility during the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012, respectively.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University (the “Tier 5 Junior Lender”).   As additional consideration to induce the Tier 5 Junior Lender to enter into this Promissory Note, the Company issued the Tier 5 Junior Lender, 12,910,435 shares of CornerWorld Corporation Common stock. The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 5 Junior Note had no outstanding balance at December 31, 2013. The Company recorded interest expenses of $1,342, $19,639 and $37,027 on this facility during the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012, respectively.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Tier 7 Junior Note is payable in monthly installments of $12,746 until such point as the Tier 7 Junior Note matures on July 31, 2016.  The Company amended this note on October 31, 2013 such that principle payments were deferred until May 31, 2014, the interest rate was reduced to 6.25% and interest on the outstanding principal amount under the Tier 7 Junior Note is payable at the Company’s choosing.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable and accrued bonuses.  The Company recorded interest of $24,186, $36,685 and $34,631 on this facility during the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012, respectively.  The balance of this note totaled $338,958 at December 31, 2013.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts created by the father of the Company’s Chief Executive Officer. The lease is for five years with minimum future rentals of $30,700 in the next fiscal year, followed by $31,900 and $13,500 in the final year.  The Company paid $20,000, $106,692 and $199,820 in rent during the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012, respectively.  The Company also has a $20,000 deposit on the space for this lease.

The Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $40,000, $60,000 and $5,000 from this entity during the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees and services approved by the Company and billed by Montgomery Coscia Greilich, LLP (“MCG”) and Schumacher and Associates, Inc. for the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.

	Eight-month period ended December 31, 2013		Year ended April 30, 2013

Audit Fees	$21,000	(1)	$53,500	(2)
Audit Related Fees (3)	—		—
Total (4)	$21,000		$53,500

(1)

Audit Fees. This represents the aggregate fees billed to us during the eight-month period ended December 31, 2013 for professional services rendered by Montgomery Coscia Greilich, LLP (“MCG”), our current Independent Registered Public Accounting Firm, for (i) the audit of our annual consolidated financial statements included in our annual report on Form 10-K and (ii) the review of our interim consolidated financial statements included in the quarterly reports.

(2)

Audit Fees. This represents the aggregate fees billed to us in fiscal 2013 for professional services rendered by Schumacher and Associates, Inc (“Schumacher”), our former Independent Registered Public Accounting Firm, for (i) the audit of our annual consolidated financial statements included in our annual report on Form 10-K and (ii) the review of our interim consolidated financial statements included in the quarterly reports.

(3)

Audit-Related Fees. The aggregate fees billed to us in each of the eight-month period ended December 31, 2013 and the fiscal 2013for professional services rendered by MCG and Schumacher, respectively,  for audit-related fees including statutory and regulatory filings was zero.  We do not currently engage MCG or Schumacher to perform internal control testing.

(4)	Tax Fees. We do not currently engage MCG or Schumacher to perform tax services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1.) Consolidated Financial Statements

The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page F-1 of this Annual Report on Form 10-K.

Financial Information

Page Number
Reports of Independent Registered Public Accounting Firms	F-1– F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 – F-21

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

Exhibit
Numbers	Description
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

Exhibit
Numbers	Description
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

10.33	Promissory Note dated as of March 30, 2011 by and among Woodland Holdings Corporation and Ned Timmer (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K, filed April 5, 2011)

Exhibit
Numbers	Description
10.34	Promissory Note dated as of March 30, 2011 by and among CornerWorld Corporation and Scott N. Beck (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K, filed April 5, 2011)
10.35	Promissory Note dated as of March 30, 2011 by and among CornerWorld Corporation and Kelly Larabee Morlan (incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K, filed April 5, 2011)
10.36	Warrant dated as of March 30, 2011 for Dragonfly Partners to purchase 6,133,406 Shares of Common Stock (incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K, filed April 5, 2011)
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

Exhibit
Numbers		Description
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

10.73w		Amendment Number 3 to Employment Agreement by and between CornerWorld Corporation and Scott Beck dated July 28, 2013
10.74

Membership Interests Purchase Agreement by and among Woodland Wireless Solutions, LTD., CornerWorld Corporation and Ranger Wireless Holdings, LLC for 100% of the Issued and Outstanding Membership Interests of S Squared, L.L.C. dated as of September 30, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 4, 2013)

10.75

Pro-Forma balance sheet as of July 31, 2013 and pro-forma statement of operations for the three month period ended July 31, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 4, 2013)

10.76

Amendment No. 4 to the Employment Agreement dated as of July 28, 2011 between CornerWorld Corporation and Scott Beck (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 4, 2013)

10.77

Amendment No. 4 to Promissory Note dated as of March 30, 2011 between CornerWorld Corporation and Scott Beck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 6, 2013)

10.78	w

Amendment Number 5 to Employment Agreement dated as of July 28, 2011 between CornerWorld Corporation and Scott Beck (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 6, 2013)

10.79	w

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

CornerWorld, Corporation

July 24, 2014	By:	/s/ Scott Beck
Scott Beck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Beck	Chairman of the Board of Directors and	July 24, 2014
Scott Beck	Chief Executive Officer
(Principal Executive Officer)

/s/ V. Chase McCrea III	Chief Financial Officer	July 24, 2014
V. Chase McCrea III	(Principal Financial and Accounting Officer)

/s/ Marc Blumberg	Director	July 24, 2014
Marc Blumberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

CornerWorld Corporation

We have audited the accompanying consolidated balance sheets of CornerWorld Corporation as of December 31, 2013 and the related consolidated statements of operations, cash flows and stockholders’ equity for the eight-month period ended December 31, 2013. CornerWorld Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CornerWorld Corporation as of December 31, 2013 and the results of their operations and their cash flows for the eight-month period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of April 30, 2013 and for the fiscal years ended April 30, 2013 and 2012, were audited by other auditors whose report dated August 12, 2013, expressed an un-modified opinion.

/s/ MONTGOMERY COSCIA AND GREILICH, LLP

Dallas, Texas

July 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

CornerWorld Corporation

We have audited the accompanying consolidated balance sheets of CornerWorld Corporation as of April 30, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended April 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CornerWorld Corporation as of April 30, 2013, and the consolidated results of its operations and cash flows for the years ended April 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

August 12, 2013 except for Note 3 related to April 30, 2013 and April 30, 2012, as to which the date is July 16, 2014

CornerWorld Corporation

Consolidated Balance Sheets

	December 31, 2013	April 30, 2013
Assets
Current assets:
Cash	$857,954	$1,150,880
Accounts receivable, net	119,904	117,440
Prepaid expenses and other current assets	152,317	79,761
Assets of discontinued operations held for sale	—	6,536,369
Total current assets	1,130,175	7,884,450

Property and equipment, net	19,486	53,551
Other assets	28,000	28,032
TOTAL ASSETS	$1,177,661	$7,966,033

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$225,064	$949,732
Accrued expenses	347,967	829,422
Notes payable, current portion	—	16,316
Notes payable related parties, current portion, net of unamortized discount of $0 and $7,045 at December 31 and April 30, 2013, respectively	101,968	147,251
Lease payable, current portion	10,704	10,704
Deferred revenue	70,322	60,735
Liabilities of discontinued operations held for sale	—	8,176,822
Total current liabilities	756,025	10,190,982
Long-term liabilities:
Notes payable related parties, net of current portion	236,990	184,662
Lease payable, net of current portion	2,383	9,139
Total liabilities	995,398	10,384,783

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 156,813,704 and 157,313,704 shares issued and outstanding, at December 31, 2013 and April 30, 2013, respectively	156,813	157,313
Additional paid-in capital	11,801,224	11,783,945
Accumulated deficit	(11,775,774)	(14,360,008)
Total stockholders’ equity (deficit)	182,263	(2,418,750)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,177,661	$7,966,033

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Operations

	For the Eight-month Period Ended December 31,	For the Years Ended April 30,
	2013	2013	2012

Sales, net	$673,954	$1,925,734	$4,538,714

Costs of goods sold	271,356	722,398	1,920,832

Gross profit	402,598	1,203,336	2,617,882

Expenses:
Selling, general and administrative expenses	826,388	3,102,555	4,894,519
Depreciation and amortization	33,755	71,608	222,687
Total operating expenses	860,143	3,174,163	5,117,206
Operating loss	(457,545)	(1,970,827)	(2,499,324)

Other income (expense), net:
Interest expense	(37,171)	(237,371)	(327,748)
Other income (expense), net	(248,161)	(555,086)	81,828
Total other expense, net	(285,332)	(792,457)	(245,920)
Loss before income taxes	(742,877)	(2,763,284)	(2,745,244)
Income taxes	—	—	—
Loss from continuing operations	(742,877)	(2,763,284)	(2,745,244)
Income from discontinued operations, net of tax	538,568	1,401,050	640,197
Gain from disposal of discontinued operations, net of tax	2,788,543	—	—
Net income (loss)	$2,584,234	$(1,362,234)	$(2,105,047)

Basic earnings (loss) per share from continuing operations	$0.00	$(0.02)	$(0.02)
Basic earnings per share from discontinued operations	$0.02	$0.01	$0.01
Basic earnings (loss) per share	$0.02	$(0.01)	$(0.01)
Diluted earnings (loss) per share from continuing operations	$0.00	$(0.02)	$(0.02)
Diluted earnings per share from discontinued operations	$0.02	$0.01	$0.01
Diluted earnings (loss) per share	$0.02	$(0.01)	$(0.01)

Basic weighted average number shares outstanding	157,070,847	152,390,521	147,324,142
Diluted weighted average number shares outstanding	163,204,253	152,390,521	147,324,142

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance, May 1, 2011	146,972,901	$146,972	$10,006,785	$(10,892,727)	$(738,970)
Stock-based compensation expense	—	—	158,514	—	158,514
Cash-less exercise of stock options and warrants	574,706	575	(575)	—	—
Net loss	—	—	—	(2,105,047)	(2,105,047)
Balance, April 30, 2012	147,547,607	147,547	10,164,724	(12,997,774)	(2,685,503)
Stock-based compensation expense	—	—	164,071	—	164,071
Conversion of debt to common stock	9,766,097	9,766	1,455,150	—	1,464,916
Net loss	—	—	—	(1,362,234)	(1,362,234)
Balance, April 30, 2013	157,313,704	157,313	11,783,945	(14,360,008)	(2,418,750)
Return of shares to treasury	(500,000)	(500)	500	—	—
Stock-based compensation expense	—	—	16,779	—	16,779
Net income	—	—	—	2,584,234	2,584,234
Balance, December 31, 2013	156,813,704	$156,813	$11,801,224	$(11,775,774)	$182,263

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Cash Flows

	For the Eight-month Period Ended December 31,	For the Years Ended April 30,
	2013	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$2,584,234	$(1,362,234)	$(2,105,047)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	33,755	71,608	222,687
Amortization of loan discounts	7,045	501,987	841,101
Provision for doubtful accounts	41,538	162,560	253,227
Stock-based compensation	16,779	164,071	158,514
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(44,002)	183,764	395,773
Prepaid expenses and other current assets	(72,556)	4,209	(35,308)
Other assets	32	697	(594)
Impairment of goodwill	—	554,986	—
Accounts payable	(724,668)	(339,413)	(1,109,528)
Accrued expenses	(481,455)	284,577	146,936
Deferred revenue	9,587	(51,099)	(198,411)
Other liabilities	—	—	(187,875)
Changes in assets and liabilities of discontinued operations	(1,949,521)	1,537,215	2,353,225
Net cash provided by (used in) operating activities	(579,232)	1,712,928	734,700
Cash Flows from Investing Activities
Proceeds from the sale of subsidiary	8,300,000	—	—
Fixed assets acquired pursuant to capital lease	(6,062)	(2,463)	(2,436)
Purchases of property and equipment	—	—	(17,015)
Proceeds from sale of fixed assets	—	—	17,400
Net cash provided by (used in) investing activities	8,293,938	(2,463)	(2,051)
Cash Flows from Financing Activities
Financing fees	(249,000)	—	—
Principal payments on debt	(4,791,316)	(1,160,000)	(518,495)
Principal payments on related party notes payable	(2,037,915)	(290,000)	(195,489)
Settlement of warrant	(929,017)	—	—
Fees paid for debt issuance	—	—	(62,500)
Payments on capital lease	(384)	—	—
Net cash used in financing activities	(8,007,632)	(1,450,000)	(776,484)
Net increase (decrease) in cash	(292,926)	260,465	(43,835)
Cash at beginning of period	1,150,880	890,415	934,250
Cash at end of period	$857,954	$1,150,880	$890,415

Cash paid for:
Interest	$431,642	$855,626	$1,231,702
Income taxes	$—	$—	$—
Non-Cash Financing Activities:
Conversion of debt to common stock	$—	$1,464,916	$—
Acquisition of fixed assets pursuant to capital lease	$—	$—	$32,128

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Notes to Consolidated Financial Statements

December 31, 2013

1. Basis of Presentation

Organization

CornerWorld Corporation (“the Company”, “CornerWorld”, “we”, “our” or “us”) was incorporated in the State of Nevada, on November 9, 2004.

The Company is a marketing and telecommunications services company creating opportunities from the increased accessibility of content across mobile, television and internet platforms.

The Company provides marketing services through its subsidiaries Enversa Companies LLC (“Enversa”) and Leadstream LLC, (“Leadstream”) both of which are a Texas limited liability companies.   Enversa, the parent company of Leadstream, offers a full menu of services for brand and direct response customer acquisition campaigns, including media buying and planning. It provides customer relationship marketing and interactive services, as well as customer data collection and analysis tools used for planning and targeting client marketing efforts across a network of partner, representative and owned content sites. Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa also utilizes a pay-for-performance pricing model which is very appealing to clients because it insures that they are billed solely for campaign performance. Finally, Enversa provides search engine optimization services (“SEO”), domain leasing and website management services on a recurring monthly basis.

The Company provides telecommunications services through its Woodland Holdings Corporation (“Woodland”) subsidiary.  Woodland is the parent company of Woodland Wireless Solutions, Ltd. (“Woodland Wireless”), West Michigan Co-Location Services, L.L.C. (“WMCLS”), T2 TV, L.L.C. (“T2 TV”), Phone Services & More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”).  As a provider of Internet and VoIP services, T² is a Competitive Local Exchange Carrier (CLEC) which delivers leading-edge technology to residential and business customers. Offerings include: phone lines, internet connections, colocation and both long distance and toll-free services.   PSM is also a CLEC which holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes.

On September 30, 2013 Woodland sold its S Squared, LLC doing business as Ranger Wireless Solutions, LLC (“Ranger”) whose key asset was the patented 611 Roaming ServiceTM from RANGER Wireless Solutions®, which generates revenue by processing approximately 10.2 million calls from roaming wireless customers per year and seamlessly connecting them to their service provider.  See note 3, Discontinued Operations, for more information with respect to the sale of Ranger.

Change in Fiscal Year

The Company’s year-end is December 31.  On April 29, 2014, the Company announced that it was changing its fiscal year end from April 30 to December 31.  Accordingly, this transitional report on form 10-K details the Company’s accounts as of December 31, 2013 and its results of operations, cash flow and stockholders’ equity (deficit) for the eight-month period then ended as well as its accounts as of April 30, 2013, the last date the Company was audited, and its results of operations, cash flow and stockholders’ equity (deficit) for the two years then ended.  Moving forward, the Company will report its accounts on a more standard calendar reporting basis filing quarterly reports as of March 31, June 30 and September 30 each year and an annual report as of December 31 of each future year.  See Note 13, Transition Period Data (unaudited), for more information with respect to our change in fiscal year end.

2. Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles (“GAAP”) in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. The consolidated financial statements are stated in United States of America dollars.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

Receivables

Accounts receivable include uncollateralized customer obligations due under normal trade terms requiring payment within 30-60 days from invoice date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $44,574 and $61,349 as of December 31, 2013 and April 30, 2013, respectively.

Fair Value of Financial Instruments

ASC No. 850 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts receivable-related party, accounts payable, accounts payable-related party and accrued liabilities approximate their estimated fair values due to their short-term maturities. Notes payable are carried at their face value net of their issuance costs which management believes is a reasonable approximation for their fair value. Warrants with put features are carried at their minimum cash put value discounted for the time value of money. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these consolidated financial statements.

Income Taxes

The Company accounts for income taxes in accordance with ASC No. 740 which requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Earnings (Loss) Per Share

In accordance with ASC 260, basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share, if any, is computed similar to basic earnings (loss) per share except that the denominator is adjusted for the potential dilution that could occur if stock options, warrants, and other convertible securities were exercised or converted into common stock.

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

At Enversa, revenue is recognized along with the related cost of revenue as leads are delivered. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Amounts billed to clients in advance of delivery of leads are classified under current liabilities as deferred revenue. In addition, revenue is recognized monthly as SEO services are provided or in the form of revenues from domain leases.

For Woodland, the majority of revenue is derived from month-to-month, bundled service contracts for the phone and internet services used by each customer. Revenue is recognized as the services are provided.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three (3) months or less to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method as follows:

Computer equipment	3 years
Office furniture	5 years
Computer software packages	3 years
Capitalized software development	3 years
Leasehold improvements	3 years

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at December 31, 2013.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360. The Company’s primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management reviews its long-lived assets annually and concluded that, as of April 30, 2013, due to negative cash flows and the continuing deterioration of market conditions in the for-profit education space, the goodwill associated with Enversa had become permanently impaired.  Accordingly, the Company recorded a charge to earnings totaling $554,986 to impair Enversa’s goodwill.  Management does not believe its fixed assets are impaired.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CornerWorld Corporation, its wholly owned subsidiaries and entities determined to meet the definition of Variable Interest Entities. All significant intercompany transactions and balances have been eliminated in consolidation.

Concentrations of Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Federal Deposit Insurance Corporation (FDIC) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000. At December 31, 2013 and April 30, 2013, the Company had $476,000 and $853,432, respectively, in excess of that which is insured by the FDIC.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the eight-month period ended December 31, 2013, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Issuance of Stock for Non-Cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3.  Discontinued Operations

We completed the sale of our Ranger business on September 30, 2013 for $7.5 million in cash plus a contingent receivable for $800,000 which we collected in November 2013; we recognized a gain of $2,788,543 on the sale, net of tax. The decision to sell Ranger allowed us to retire substantially all of our secured debt, including debt with loan covenants for which we were previously not in compliance. Our Ranger operations, previously reported within the Communications Services segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the operations up to the date of sale for the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012. In addition, all secured debt retired as a result of the divestiture have been reclassified as discontinued operations and interest plus loan discounts from all secured debt, including the Company's put warrants, directly paid off as a result of the divestiture of Ranger, was allocated to discontinued operations for all periods presented. Finally, the Company's patent and all of its goodwill, as of April 30, 2013 were part of the assets divested while all revenues related to the Company's customer concentrations at both April 30, 2013 and 2012 were also part of the discontinued operations.

The following is a summary of the operating results of our discontinued operations:

	For the Eight-month Period Ended December 31, 2013	For the Year Ended April 30, 2013	For the Year Ended April 30, 2012

Sales, net	$2,014,095	$5,256,108	$5,602,889

Income from discontinued operations before income taxes	538,568	1,401,050	640,197
Income taxes	—	—	—
Net income from discontinued operations	$538,568	$1,401,050	$640,197

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

The following is a summary of assets and liabilities held for sale as of December 31, 2013 and April 30, 2013:

	December 31, 2013	April 30, 2013
Assets:
Current assets	$—	$529,328
Property, plant and equipment, net	—	11,349
Patent and goodwill, net	—	5,995,692
Assets of discontinued operations held for sale	—	6,536,369

Liabilities
Accounts payable and accrued expenses	—	388,506
Long term debt, net of discounts	—	6,647,645
Deferred revenue	—	266,810
Other liabilities	—	873,861
	$—	$8,176,822

4. Property and Equipment

Property and equipment is summarized as follows:

	December 31, 2013	April 30, 2013
Computer equipment	$236,583	$242,446
Furniture	86,499	85,727
Software	79,061	81,813
Leasehold improvements	9,977	15,077
Total	412,120	425,063
Less: accumulated depreciation and amortization	(392,634)	(371,512)
Property and equipment, net	$19,486	$53,551

Depreciation expense for property and equipment for the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012 was $33,755, $71,608 and $222,687, respectively.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

5. Debt

	As of
	December 31, 2013	April 30, 2013
Long-term Debt
Notes payable to Emerald Crest Capital (the “Senior Lender”). These notes were collateralized by all assets of the Company. The notes and all accrued interest were settled in full as a result of the divestiture of Ranger.	$—	$3,700,000
Note payable IU Holdings, LP. This note was collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions. The note and all accrued interest were settled in full as a result of the divestiture of Ranger.	—	1,500,000
Note payable to IU Investments, LLC. This note was collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions. The note and all accrued interest were settled in full as a result of the divestiture of Ranger.	—	527,915
Note payable to Internet University, Inc. This note was collateralized by all assets of the Company save for the Ranger patent. See also Note 8, Related Party Transactions. The note and all accrued interest were settled in full as a result of the divestiture of Ranger.	—	10,000
Note payable to Ned B. Timmer. This note was collateralized by all assets of Woodland Holdings, Corporation, including the Ranger patent. The note and all accrued interest were settled in full as a result of the divestiture of Ranger.	—	1,440,000
Note payable to CEO; the note matures July 31, 2016. At December 31, 2013, the interest rate was 6.25%. This note is collateralized by all assets of the Company save for the Ranger patent. See also Note 8, Related Party Transactions.	338,958	338,958
Note payable to Kelly Larabee Morlan; the note matures December 31, 2013. The note and all accrued interest have been settled in full.	—	16,316
Total debt	338,958	7,533,189
Less current portion of long-term debt	(101,968)	(4,352,979)
Non-current portion of long-term debt	$236,990	$3,180,210

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

Notes Payable to Junior Lenders:

Substantially all of the Company’s notes payable to its junior lenders were also paid off as a result of the sale of Ranger. The remaining collateralized note payable, due to the Company’s CEO, contains no restrictive covenants or events of default other than non-payment.

Future minimum principal payments pursuant to the above long term debt agreements are as follows:

As of December 31
2014	$101,968
2015	152,952
2016	84,038
Total	$338,958

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

6. Leases

The Company leases its facilities under non-cancelable operating lease agreements. The leases expire on various dates through 2016 and provide for minimum monthly rents of approximately $3,500. Rent expense for the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012 was approximately $31,562, $138,982 and $283,649, respectively. See also Note 11, Related Party Transactions, for more details.

The Company also has a capital lease on telecom equipment.  The lease expires on March 1, 2015 and the Company makes monthly payments of $892 pursuant to the terms of this lease.

Future minimum lease payments under non-cancelable leases are as follows:

As of December 31
2014	$43,059
2015	34,577
2016	13,500
Total lease payments	$91,136

7. Equity

Preferred Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no issued and outstanding preferred shares as of December 31, 2013.

Common Stock

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. As of December 31, 2013, 156,813,704 shares of common stock were issued and outstanding.

On October 31, 2012, the Company issued 9,766,097 shares of common stock in exchange for retiring approximately $1,464,916 of debt and accrued interest.  The outstanding principal balances on the notes converted, as well as any outstanding accrued interest, were converted at the rate of $0.15/share.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

Warrants

The following summarizes the Company’s warrant transactions for the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable, May 1, 2011	25,816,415	$0.11
Granted	—	—
Exercised	(1,250,000)	0.20
Outstanding, April 30, 2012	24,566,415	$0.11
Granted	—	—
Cancelled or Expired	(420,000)	1.46
Outstanding, April 30, 2013	24,146,415	$0.08
Granted	—	—
Cancelled or Expired	(14,942,009)	0.09
December 31, 2013	9,204,406	$0.07

Weighted average fair value of warrants granted:
Year ended April 30, 2012	$—
Year ended April 30, 2013	$—
Eight-month period ended December 31, 2013	$—

The following table summarizes information about warrants outstanding as of December 31, 2013:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price
$0.00 - $0.20	6,133,406	$0.00
$0.20 - $1.40	3,071,000	$0.21

8. Stock Based Compensation Plans

Incentive Stock Plan

On August 17, 2007, the Company’s Board of Directors adopted and implemented the Company’s 2007 Incentive Stock Plan. Under the Incentive Stock Plan, the Company is authorized to issue 4,000,000 shares of its common stock to the Company’s directors, officers, employees, advisors or consultants.

Any Incentive Stock Option granted to an employee of the Company shall become exercisable over a period of no longer than five years, and no less than 20% of the shares covered thereby shall become exercisable annually. 25% of shares vest on the six month anniversary of the date of grant, the Initial Vesting Date, while the remaining options vest annually in 25% increments beginning on the first anniversary of the Initial Vesting Date. The options expire ten years from the grant date.

There were 565,000 shares outstanding under the Company’s 2007 Incentive Stock Plan as of December 31, 2013.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

Stock Compensation Plan

On August 17, 2007, the Company’s Board of Directors adopted and implemented the Company’s 2007 Stock Compensation Plan. The total number of shares of the Company’s common stock which may be purchased or granted directly by Options, Stock Awards or Warrants under the Compensation Plan shall not exceed 4,000,000 shares of the Company’s common stock.

Awards granted to a participant of the Company shall become exercisable over a period of no longer than five years, and may vest as determined at the Company’s discretion at the time of grant.

There were 75,000 shares outstanding under the Company’s 2007 Stock Compensation Plan as of December 31, 2013.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	December 31, 2013
	Shares Reserved for Grant	Awards Available for Grant
Incentive Stock Plan	4,000,000	3,435,000
Stock Compensation Plan	4,000,000	3,925,000
	8,000,000	7,360,000

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

	For the Eight-month Period Ended December 31,	For the Years Ended April 30,
	2013	2013	2012
Expected term (in years)	—	5.0	5.0
Expected volatility	—%	100.0%	100.0%
Risk-free interest rate	—%	0.2%	0.9%
Dividend yield	—%	0.0%	0.0%

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

A summary of activity under the Stock Plans and changes during the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012 is presented below:

	Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2011	2,520,000	$0.35	3.36	$0.00
Granted	1,130,000	0.29
Cancelled/forfeited	(679,999)	0.20
Exercised	(60,001)	0.20
Outstanding at April 30, 2012	2,910,000	$0.35	3.12	$44,600
Granted	30,000	0.29
Cancelled/forfeited	(695,000)	0.20
Outstanding at April 30, 2013	2,245,000	$0.38	1.49	$—
Granted	—	—
Cancelled/forfeited	(1,605,000)	0.44
Outstanding at December 31, 2013	640,000	$0.22	1.63	$0.00
Options vested and expected to vest	640,000	$0.22	1.63	$0.00
Options exercisable at end of period	500,000	$0.21	1.39	$0.00

During the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012, the Company recognized $16,779, $164,071 and $158,514 of stock-based compensation expense, respectively. As of December 31, 2013 and April 30, 2013 and 2012 there was $18,646, $86,642 and $273,673 respectively, of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.63 weighted average years.

9. Commitments and Contingencies

Litigation

On October 10, 2013, the Company’s former President, Marc A. Pickren (“Pickren”) filed a lawsuit in Dallas County District court alleging, among other things, that the Company had wrongfully terminated his employment; Pickren’s suit seeks claims approximating $265,000 which represent one year’s severance and costs to provide health insurance.  As noted in the Company’s form 8-K filed on October 4, 2013, Pickren’s employment agreement expired on September 15, 2013 and was not renewed. Pickren was removed as President of CornerWorld on October 4, 2013 though he remained employed as the President of Enversa until October 8, 2013 when he was terminated for abandoning his position.  As of the date of this filing, the Company has unsuccessfully attempted to mediate the dispute with Pickren and has countersued Pickren for breach of his employment contract.  On March 18, 2014 the Appeals Tribunal of the Texas Workforce Commission ruled that Pickren had abandoned his job, a ruling affirmed when Pickren’s appeal was denied on May 13, 2014.  The Company has filed a motion for summary judgment to dismiss the lawsuit and, should it not prevail, the Company intends to vigorously defend itself against Pickren’s claims.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

Employment Agreements

On July 28, 2011, the Company entered into an employment agreement with Mr. Beck, its Chairman and Chief Executive Officer. Mr. Beck’s employment agreement has been modified multiple times, most recently as of November 1, 2013.  Pursuant to his employment agreement, Mr. Beck is paid an annual base salary of $18,000 and an annual performance-based cash bonus subject to the discretion of the Board of Directors, a bonus fee of 2% of all equity and debt raised during the time of his contract payable out of proceeds at closing of such equity and/or debt capital transaction, a 3.50% fee for the transaction value of all acquisitions as defined in his employment agreement payable at closing, warrants equal to 3.25% of the equity issued pursuant to any debt and equity raised during the time of his employment agreement, a warrant equal to 3.25% of the transaction value of any equity issued in association with all acquisitions and the greater of 5% of fair market value or $5.0 million buyout fee in the case of a change in control. Mr. Beck’s employment agreement also provides that, if he is terminated without cause prior to the end of the employment agreement, he will be paid the full amount of his base salary for any days remaining in the full ten year term, the Company will purchase all equity instruments held by Mr. Beck and the Company will pay Mr. Beck $5.0 million within six months of his termination. Finally, Mr. Beck will receive 10% of amounts payable to the Company as a result of any patent infringement litigation. Mr. Beck’s employment agreement continues through July 27, 2021.

Mr. McCrea is employed subject to his employment agreement which became effective August 1, 2010. Pursuant to his employment agreement, Mr. McCrea is paid an annual base salary of $165,000 and a cash bonus equivalent up to 25% of his base salary. With respect to Mr. McCrea’s bonus, 33% is at the discretion of the Chief Executive Officer, 33% is payable to the extent the Company’s EBITDA exceeds $1.5 million and 33% if the Company completes its public filings in a timely manner. Mr. McCrea is also to be paid a severance equal to six months of his base salary should he be terminated without cause. On July 27, 2012, the Company and Mr. McCrea amended Mr. McCrea’s employment agreement such that Mr. McCrea’s agreement continues through July 31, 2014.  All other terms remain unchanged.

10. Segment Reporting

The Company operates in three integrated business segments: (i) marketing services, (ii) communications services and (iii) Corporate, formerly, on-line media networks:

	For the Eight-month Period Ended December 31,	For the Year Ended April 30,
	2013	2013	2012
Net sales:
Marketing Services	$592,756	$1,749,491	$4,311,811
Communications Services	81,198	176,243	226,903
Corporate	—	—	—
Total net sales	$673,954	$1,925,734	$4,538,714
Income (loss) from continuing operations before income taxes:
Marketing Services	$1,770	$554,997	$(104,303)
Communications Services	(162,887)	(410,939)	30,294
Corporate	(581,760)	(2,907,342)	(2,671,235)
Total loss from continuing operations before income taxes	$(742,877)	$(2,763,284)	$(2,745,244)
Depreciation and amortization included in operating income:
Marketing Services	$3,368	$6,183	$117,104
Communications Services	10,474	18,398	44,513
Corporate	19,913	47,027	61,070
Total depreciation and amortization	$33,755	$71,608	$222,687
Total assets:
Marketing Services	$172,617	$179,722	$491,889
Communications Services	133,978	7,709,598	9,129,572
Corporate	871,066	76,713	763,191
Total segment identifiable assets	$1,177,661	$7,966,033	$10,384,652

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

There were no material intersegment sales. Operating income is defined as third party sales less operating expenses. All of the Company’s business activities are conducted within the United States geographic boundaries.

11. Related Party Transactions

As part of the Company’s 2008 acquisition of Enversa, the Company borrowed $1,500,000 from Internet University, Inc., Marc Blumberg and Marc Pickren (collectively, the “Enversa Sellers”).  Mr. Blumberg is a member of the Company’s Board of Director as well as the former president of Internet University, Inc. and Mr. Pickren was the President of the Company.   On October 31, 2012, the Company settled the Tier 4 Junior Notes in their entirety via the conversion to shares of the Company’s common stock.  The outstanding principal balances on the notes themselves, as well as any outstanding accrued interest, were converted at the rate of $0.15/share.  Accordingly, the Tier 4 Junior Notes had no outstanding balances at December 31, 2013.  The Company recorded interest of $0, $69,726 and $161,999 on these notes during the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012, respectively.

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC (the “Tier 3 Junior Note”).   IU Investments, LLC is an entity owned by the immediate family members of the Company’s Chief Executive Officer. The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 3 Junior Note had no outstanding balance at December 31, 2013. The Company recorded interest of $26,105, $57,992 and $55,073 on this facility during the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012, respectively.

On March 30, 2011, the Company entered into a subordinated $1,500,000 promissory note with IU Holdings, LP (“IUH”) (the “Tier 2 Junior Note”).  As additional consideration to induce the Tier 2 Junior Lender to enter into this Promissory Note, the Company issued the Tier 2 Junior Lender, 48,414,132 shares of CornerWorld Corporation common stock.  IUH is a partnership whose limited partners include the immediate family members of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, served as the manager of IU Holdings, GP, LLC, which is the general partner of IUH. The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 2 Junior Note had no outstanding balance at December 31, 2013. The Company recorded interest expenses of $73,006, $162,314 and $160,521 on this facility during the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012, respectively.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University (the “Tier 5 Junior Lender”).   As additional consideration to induce the Tier 5 Junior Lender to enter into this Promissory Note, the Company issued the Tier 5 Junior Lender, 12,910,435 shares of CornerWorld Corporation common stock. The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 5 Junior Note had no outstanding balance at December 31, 2013. The Company recorded interest expenses of $1,342, $19,639 and $37,027 on this facility during the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012, respectively.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Tier 7 Junior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Tier 7 Junior Note is payable in monthly installments of $12,746 until such point as the Tier 7 Junior Note matures on July 31, 2016.  The Company amended this note on October 31, 2013 such that principle payments were deferred until May 31, 2014, the interest rate was reduced to 6.25% and interest on the outstanding principal amount under the Tier 7 Junior Note is payable at the Company’s choosing.  As additional consideration to induce Mr. Beck to enter into this Promissory Note, the Company issued Mr. Beck 12,585,802 shares of CornerWorld Corporation Common stock.  The Tier 7 Junior Note consists primarily of prior accounts payable and accrued bonuses.  The Company recorded interest of $24,186, $36,685 and $34,631 on this facility during the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012, respectively.  The balance of this note totaled $338,958 at December 31, 2013.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts created by the father of the Company’s Chief Executive Officer. The lease is for five years with minimum future rentals of $30,700 in the next fiscal year, followed by $31,900 and $13,500 in the final year.  The Company paid $20,000, $106,692 and $199,820 in rent during the eight-month period ended December 31, 2013 and the fiscal years ended April 30, 2013 and 2012, respectively.  The Company also has a $20,000 deposit on the space for this lease.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

The Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $40,000, $60,000 and $5,000 from this entity during the eight-month period ended December 31, 2013 and the years ended April 30, 2013 and 2012, respectively.

12. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Due to continued losses from operations, since the inception of the Company, no provision for income taxes has been made in these consolidated financial statements.  The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Eight-month Period Ended December 31, 2013		Year Ended April 30, 2013
Federal statutory rate	34.00%		34.00%
Effect of:
Valuation allowance	(34.00%	)	(34.00%	)
Effective income tax rate	—%		—%

The Company’s income tax provision is summarized below:

	Eight-month Period Ended December 31, 2013	Year Ended April 30, 2013
Income tax expense (benefit):
Federal - current	$(534,014)	$(50,699)
Federal - deferred	1,415,119	(219,635)
Total	881,105	(270,334)
Less: valuation allowance	881,105	270,334
Total	$—	$—

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.  At December 31, 2013 we had no unrecognized tax benefits in income tax expense, and do not expect any for the year ended December 31, 2014.  Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before April 30, 2011.

The components of the deferred tax asset are as follows:

	Eight-month Period Ended December 31, 2013	Year Ended April 30, 2013
Deferred tax assets:
Net operating loss carryforwards	$1,458,542	$864,042
Amortization	423,733	1,113,051
Merger & acquisition fees	—	465,076
Stock compensation expense	1,952,714	1,947,009
Other deferred tax assets	155,736	305,144
Other deferred tax liabilities	(10,645)	(23,497)
Total deferred tax assets	3,980,080	4,670,825
Valuation allowance	(3,980,080)	(4,670,825)
Net deferred tax assets	$—	$—

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

For the eight-month period ended December 31, 2013 and the year ended April 30, 2013 the cumulative deferred tax assets of $3,980,080 and $4,670,825 and respectively, are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. The cumulative income tax loss carryforward, of $4,289,831, if not used, will expire in various years through 2034, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.

13. Transition Period Comparative Data

The following tables present certain financial information as of and for the eight-month periods ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Assets		(unaudited)
Cash	$857,954	$1,415,260
Accounts receivable, net	119,904	305,428
Prepaid expenses and other current assets	152,317	99,305
Assets of discontinued operations held for sale	—	7,155,582
Property and equipment, net	19,486	83,582
Goodwill	—	554,986
Other assets	28,000	28,028
TOTAL ASSETS	$1,177,661	$9,642,171

Liabilities and Stockholders’ Equity Deficit
Accounts payable	$225,064	$1,057,439
Accrued expenses	347,967	696,137
Notes payable	—	16,316
Notes payable, related parties	338,958	321,643
Lease payable	13,087	23,163
Deferred revenue	70,322	73,424
Liabilities of discontinued operations held for sale	—	8,824,480
Total liabilities	995,398	11,012,602
Stockholders’ equity (deficit):	182,263	(1,370,431)
Total liabilities and stockholders’ equity (deficit)	$1,177,661	$9,642,171

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2013

	Eight-month Period Ended December 31,
	2013	2012
		(unaudited)
Sales, net	$673,954	$1,508,517
Costs of goods sold	271,356	541,808
Gross profit	402,598	966,709

Operating expenses	860,143	2,142,644
Operating loss	(457,545)	(1,175,935)

Other income (expense), net	(285,332)	(143,021)
Income taxes	—	—
Loss from continuing operations	(742,877)	(1,318,956)
Income from discontinued operations, net of tax	538,568	1,058,424
Gain from disposal of discontinued operations, net of tax	2,788,543	—
Net income (loss)	$2,584,234	$(260,532)

Basic earnings (loss) per share from continuing operations	$0.00	$(0.01)
Basic earnings per share from discontinued operations	$0.02	$0.01
Basic earnings (loss) per share	$0.02	$0.00
Diluted earnings (loss) per share from continuing operations	$0.00	$(0.01)
Diluted earnings per share from discontinued operations	$0.02	$0.01
Diluted earnings (loss) per share	$0.02	$0.00

Basic weighted average number shares outstanding	157,070,847	150,802,973
Diluted weighted average number shares outstanding	163,204,253	150,802,973

14. Subsequent Events

On March 4, 2014, Dragonfly Capital Partners LLC (“Dragonfly”) exercised their warrants to acquire 6,133,406 shares of the Company’s common stock. Dragonfly utilized the cash-less exercise option and, as a result, the Company issued 6,123,406 shares of its common stock.