Form 10-Q
period 2014-03-31
Cornerworld Corp
filed 2014-07-25
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of May 14, 2014 was 162,937,110.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2014 and 2013	2

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2014	3

	Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2014 and 2013	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

3	Quantitative and Qualitative Disclosures about Market Risk	15

4	Controls and Procedures	15

	PART II. OTHER INFORMATION

1	Legal Proceedings	16

1A	Risk Factors	16

2	Unregistered Sales of Equity Securities and Use of Proceeds	16

3	Defaults Upon Senior Securities	16

4	Mine Safety Disclosures	16

5	Other Information	16

6	Exhibits	16

	Signatures	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
Assets	(Unaudited)
Current assets:
Cash	$640,454	$857,954
Accounts receivable, net	83,368	119,904
Prepaid expenses and other current assets	91,807	152,317
Total current assets	815,629	1,130,175

Property and equipment, net	10,709	19,486
Other assets	28,002	28,000
TOTAL ASSETS	$854,340	$1,177,661

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$155,723	$225,064
Accrued expenses	361,816	347,967
Notes payable related parties	140,206	101,968
Lease payable, current portion	10,514	10,704
Deferred revenue	34,494	70,322
Total current liabilities	702,753	756,025
Long-term liabilities:
Notes payable related parties, net of current portion	198,752	236,990
Lease payable, net of current portion	—	2,383
Total liabilities	901,505	995,398

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 162,937,110 and 157,313,704 shares issued and outstanding, at March 31, 2014 and December 31, 2013, respectively	162,937	156,813
Additional paid-in capital	11,798,865	11,801,224
Accumulated deficit	(12,008,967)	(11,775,774)
Total stockholders’ equity (deficit)	(47,165)	182,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$854,340	$1,177,661

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2014	2013

Sales, net	$279,399	$311,755

Costs of goods sold	162,502	134,434

Gross profit	116,897	177,321

Expenses:
Selling, general and administrative expenses	331,491	734,462
Depreciation and amortization	8,775	17,058
Total operating expenses	340,266	751,520
Operating loss	(223,369)	(574,199)

Other income (expense), net:
Interest expense	(6,511)	(3,071)
Other income (expense), net	(3,313)	—
Total other expense, net	(9,824)	(3,071)
Loss from continuing operations before income taxes	(233,193)	(577,270)
Income taxes	—	—
Loss from continuing operations	(233,193)	(577,270)
Income from discontinued operations, net of tax	—	227,687
Gain from discontinued operations, net of tax	—	—
Net loss	$(233,193)	$(349,583)

Basic and diluted earnings loss per share from continuing operations	$0.00	$0.00
Basic and diluted earnings per share from discontinued operations	$0.00	$0.00
Basic and diluted earnings (loss) per share	$0.00	$0.00

Basic and diluted weighted average number shares outstanding	158,650,726	157,313,704

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2013	156,813,704	$156,813	$11,801,224	$(11,775,774)	$182,263
Stock-based compensation expense	—	—	3,765	—	3,765
Cash-less exercise of warrants	6,123,406	6,124	(6,124)	—	—
Net loss	—	—	—	(233,193)	(233,193)
Balance, March 31, 2014	162,937,110	$162,937	$11,798,865	$(12,008,967)	$(47,165)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months ended March 31,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(233,193)	$(349,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	8,775	17,058
Provision for doubtful accounts	10,874	40,031
Stock-based compensation	3,765	41,508
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	25,662	117,136
Prepaid expenses and other current assets	60,510	11,178
Other assets	(2)	(7)
Accounts payable	(69,341)	(123,395)
Accrued expenses	13,849	45,247
Deferred revenue	(35,828)	(17,395)
Changes in assets and liabilities of discontinued operations	—	423,231
Net cash provided by (used in) operating activities	(214,929)	205,009

Cash Flows from Investing Activities
Purchases of property and equipment	—	(125)
Net cash used in investing activities	—	(125)

Cash Flows from Financing Activities
Payments on capital leases	(2,571)	(2,487)
Principal payments on related party notes payable	—	(105,000)
Principal payments on notes payable	—	(275,000
Net cash used in financing activities	(2,571)	(382,487)
Net decrease in cash	(217,500)	(177,603)
Cash at beginning of period	857,954	1,415,260
Cash at end of period	$640,454	$1,237,657

Cash paid for:
Interest	$—	$152,615
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld consolidated financial statements as of and for the year ended December 31, 2013, as filed with the SEC on Form 10-K.

Organization

The Company was incorporated in the State of Nevada, on November 9, 2004. Effective May 1, 2007, the Company changed its name to CornerWorld Corporation.

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

The Company provides telecommunications services, including telephony and internet services, through its wholly-owned subsidiary, Woodland Holdings Corp. (“Woodland Holdings”) who provides such services through its wholly owned subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2 Communications”).  As a provider of Internet and VoIP services, T2 Communications delivers leading-edge technology to business customers in Michigan and Texas. Offerings include: phone lines, Internet connections, long distance and toll-free services. T2 Communications is a Competitive Local Exchange Carrier (CLEC).  PSM, also a CLEC, holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes.

The Company’s year-end is December 31st.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s only long-lived assets are a patent and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. The patent, which was issued on March 4, 2014, is currently being valued at its net realizable value of $0. Management does not believe that its fixed assets are impaired. No impairment charges have been recorded as of March 31, 2014.

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

Reclassifications

On April 29, 2014, the Company announced that it had changed its fiscal year end from April 30 to December 31.  As such, these financial statements have been compiled in a manner to reflect the change in the Company’s fiscal year end.  Accordingly, certain prior year accounts have been reclassified to conform to the current year’s presentation.

3. Debt

	As of
	March 31, 2014	December 31, 2013
Long-term Debt
Note payable to CEO; the note matures July 31, 2016. At January 31, 2014, the interest rate was 6.25%. This note is collateralized by all assets of the Company save for the Ranger patent. See also note 8, Related Party Transactions.	338,958	338,958
Total debt	338,958	338,958
Less current portion of long-term debt	(140,206)	(101,968)
Non-current portion of long-term debt	$198,752	$236,990

The note payable, due to the Company’s CEO, contains no restrictive covenants or events of default other than non-payment.

4. Commitments and Contingencies

Litigation

On October 10, 2013, the Company’s former President, Marc A. Pickren (“Pickren”) filed a lawsuit in Dallas County District court alleging, among other things, that the Company had wrongfully terminated his employment; Pickren’s suit seeks claims approximating $265,000 which represent one year’s severance and costs to provide health insurance.  As noted in the Company’s form 8-K filed on October 4, 2013, Pickren’s employment agreement expired on September 15, 2013, Pickren’s employment agreement was not renewed and Pickren was removed as President of CornerWorld on October 4, 2013, though he remained employed as the President of Enversa, the Company’s only remaining operating subsidiary. Pickren was later terminated for cause on October 8, 2013.  The Company filed a counter-claim and has filed a motion for summary judgment to dismiss Pickren’s entire cause of action.  The Company intends to vigorously defend itself against Pickren’s claims.

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

5. Stock-Based Compensation

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

The Company issued 1,500,000 options pursuant to this plan during the three month period ended March 31, 2014.

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

The Company issued no stock options pursuant to this plan during the three month period ended March 31, 2014.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	March 31, 2014
	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	1,935,000
Stock Compensation Plan	4,000,000	3,925,000
	8,000,000	5,860,000

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

	For the three month periods Ended March 31
	2014	2013

Expected term (in years)	5.0	5.0
Expected volatility	125.0%	99.1%
Risk-free interest rate	1.5%	1.0%
Dividend yield	0.0%	0.0%

A summary of activity under the Stock Plans and changes during the three month period ended March 31, 2014 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	640,000	$0.22	1.63	$—
Issued	1,500,000	0.13	—	—
Cancelled/forfeited	—	—
Exercised	—	—
Outstanding at March 31, 2014	2,140,000	$0.15	3.88	$—
Options expected to vest	2,140,000	$0.15	3.88	$—
Options exercisable at end of period	527,500	$0.22	1.22	$—

For the three month periods ended March 31, 2014 and 2013, the Company recognized $3,765 and $41,508 of stock-based compensation expense, respectively. As of March 31, 2014 there was $17,625 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.88 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

6. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended March 31, 2014
Revenue	$208,528	$70,871	$—	$279,399
Income (loss) from continuing operations before tax	10,481	(9,133)	(234,542)	(233,193)
Net (loss) income	10,481	(9,133)	(234,542)	(233,193)
Total assets	121,065	133,287	599,988	854,340
Depreciation and amortization	—	2,677	6,098	8,775

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended March 31, 2013
Revenue	$271,011	$40,744	$—	$311,755
Income (loss) from continuing operations before tax	49,934	(118,346)	(508,858)	(577,270)
Net (loss) income	49,934	188,493	(588,010)	(349,583)
Total assets	178,052	8,037,389	653,048	8,868,489
Goodwill	—	—	554,986	554,986
Depreciation and amortization	1,546	4,599	10,913	17,058

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

7. Related Party Transactions

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer. Interest on the outstanding principal amount under the Senior Note is payable at the Company’s discretion at a rate of 6.25% per annum and monthly principal payments totaling $12,746 have been deferred until May 31, 2014. The Company recorded interest of $6,370 and $9,312 on this facility during the three month periods ended March 31, 2014 and 2013, respectively. The balance of this note totaled $338,958 at March 31, 2014.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts controlled by the family of the Company’s Chief Executive Officer. The Company paid $7,500 and $22,220 in rent during the three month periods ended March 31, 2014 and 2013, respectively.

In addition, the Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $15,000 from this entity during each of the three month periods ended March 31, 2014 and 2013.

8. Subsequent Events

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

Three Months ended March 31, 2014 Highlights:

•

On March 4, 2014 the US Patent and Trademark office issued patent number 8,665,785, Systems and Methods for Establishing a Telecommunications Bridge Between a User Device and a Node, to the Company.  The Company had originally filed the patent on March 8, 2010.

Service Offerings

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. See also Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements – Business Segments for additional segment information.

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

See also Note 5 – Stock Based Compensation of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding our accounting policies for stock-based compensation.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended March 31, 2014, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

Consolidated CornerWorld Corporation

Revenues:

We had revenues totaling $279,399 for the three month period ended March 31, 2014 as compared to $311,755 for the three month period ended March 31, 2013. The decrease of $32,356, or 10.4%, is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space.  The decreases were offset, to some extent, by increased billings in our communications services segment.

Depreciation and Amortization:

Depreciation and Amortization expenses totaled $8,775 for the three month period ended March 31, 2014 as compared to $17,058 for the three month period ended March 31, 2013. The decrease of $8,283 is due to the fact that several of our larger telecommunications fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $233,194 for the three month period ended March 31, 2014 as compared to a loss of $577,270 for the corresponding period in the prior year. The improvement of $344,076 is primarily due to reductions in selling, general and administrative (“SG&A”) expenses which included the termination of the former President of the Company, among other personnel.

Net Loss:

Net Loss totaled $233,194 for the three months ended March 31, 2014 as compared to a net loss of $349,583 for the corresponding period in the prior year. The difference between the Net Income improvement of $116,389 versus the Income from Continuing Operations Before Taxes improvement of $344,076 is due to the fact that prior year Net Income numbers included earnings from the divested Ranger asset totaling $227,687.

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues:

Our marketing services segment had revenues totaling $208,528 for the three month period ended March 31, 2014 as compared to $271,011 for the three month period ended March 31, 2013. This decrease is due to the deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation and Amortization:

Our marketing services segment had depreciation expenses totaling $0 for the three month period ended March 31, 2014 as compared to $1,546 for the three month period ended March 31, 2013. The decrease was due to all of our marketing fixed assets becoming fully depreciated.

Income from Continuing Operations Before Taxes and Net Income:

Income from Continuing Operations Before Taxes and Net Income totaled $10,481 for the three months ended March 31, 2014 as compared to net income of $49,934 for the corresponding period in the prior year. The decrease is due to the aforementioned reduction in revenue.

Communications services

Our communications services segment consists of our Woodland division.

Revenues:

Our communications services segment had revenues totaling $70,871 for the three month period ended March 31, 2014 as compared to $40,744 for the three month period ended March 31, 2013. The increase in revenue is due to a new contract signed by one of our CLEC’s that enables it to bill and collect revenues from carrier access billing.

Depreciation and Amortization:

Our communications services segment had depreciation and amortization expenses totaling $2,677 for the three month period ended March 31, 2014 versus $4,599 for the corresponding period in the prior year.  The decrease is due to more of our telecom assets becoming fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $9,133 for the three month period ended March 31, 2014 as compared to a loss totaling $118,346 for the corresponding period in the prior year. The improvement of $109,213 is primarily due to reductions in selling, general and administrative (“SG&A”) expenses which included the closure of our Michigan office along with the termination of its associated personnel.

Net Income (Loss):

Net loss totaled $9,133 for the three months ended March 31, 2014 as compared to net income of $188,493 for the corresponding period in the prior year. The decrease of $197,626 is due to income earned by our divested Ranger asset during the prior year.

Corporate

Depreciation and Amortization:

Corporate had depreciation and amortization expenses totaling $6,098 for the three month period ended March 31, 2014 versus $10,913 for the corresponding period in 2013.  The decrease is due to the disposal of selected fixed assets as we downsized our corporate operations.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $234,542 for the three month period ended March 31, 2014 as compared to a loss of $508,858 for the corresponding period in the prior year. The improvement of $274,316 is primarily due to significant reductions in headcount at Corporate, the largest of which was the elimination of the salary of the Company’s former president.

Net Loss:

Net Loss totaled $234,542 for the three months ended March 31, 2014 as compared to $588,010 for the corresponding period in the prior year. The Net Loss improvement of $353,468 as compared to the Net Loss from Continuing Operations Before Taxes improvement of $274,316 is due to the elimination of interest expenses at Corporate associated with our recently divested Ranger asset.

Liquidity and Capital Resources

As of March 31, 2014, we continued to have positive working capital totaling $112,876 which included cash of $640,454. Our main operations consist of our two CLEC’s and our marketing Company, Enversa.  We anticipate that one of our CLECs will generate positive future cash flow as a result of its ability to generate carrier access revenues.  We are in the process of reconfiguring our telecom network in an effort to grow revenues from that division.  Enversa’s revenues have generally stabilized and it provides small cash flow to assist in covering our corporate overhead.  The Company is not currently generating positive operational cash flow.

Our only debt is the secured note payable to the Company’s CEO, Scott Beck (the “CEO Note”) which contains a blanket lien across all assets of the Company.  No principal or interest payments are due on the CEO Note until May 31, 2014. Mr. Beck also took a significant salary reduction from $250,000 per annum to $18,000 per annum, as a result of an amendment to his employment contract.

We had no investing activity for the three months ended March 31, 2014 while our entire financing activities consisted of $2,571 in payments on our lone capital lease.

We have no other bank financing or other external sources of liquidity.  Now that we have sold our largest asset, there can be no assurance that, going forward, our operations will generate positive operating cash flow.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2014. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

CORNERWORLD CORPORATION
Registrant

July 25, 2014	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer