Form 10-Q
period 2014-06-30
Cornerworld Corp
filed 2014-08-14
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of August 12, 2014 was 162,937,110.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2014 and 2013	2

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2014	3

	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2014 and 2013	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

3	Quantitative and Qualitative Disclosures about Market Risk	18

4	Controls and Procedures	18

	PART II. OTHER INFORMATION

1	Legal Proceedings	19

1A	Risk Factors	19

2	Unregistered Sales of Equity Securities and Use of Proceeds	19

3	Defaults Upon Senior Securities	19

4	Mine Safety Disclosures	19

5	Other Information	19

6	Exhibits	20

	Signatures	20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
Assets	(Unaudited)
Current assets:
Cash	$434,667	$857,954
Accounts receivable, net	33,847	119,904
Prepaid expenses and other current assets	77,721	152,317
Total current assets	546,235	1,130,175

Property and equipment, net	8,032	19,486
Other assets	28,000	28,000
TOTAL ASSETS	$582,267	$1,177,661

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$279,201	$225,064
Accrued expenses	311,595	347,967
Notes payable related parties	101,968	101,968
Lease payable, current portion	7,919	10,704
Deferred revenue	72,227	70,322
Total current liabilities	772,910	756,025
Long-term liabilities:
Notes payable related parties, net of current portion	236,990	236,990
Lease payable, net of current portion	—	2,383
Total liabilities	1,009,900	995,398

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 162,937,110 and 157,313,704 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively	162,937	156,813
Additional paid-in capital	11,800,865	11,801,224
Accumulated deficit	(12,391,435)	(11,775,774)
Total stockholders’ equity (deficit)	(427,633)	182,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$582,267	$1,177,661

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Sales, net	$203,141	$301,168	$482,540	$612,923

Costs of goods sold	127,509	126,472	290,011	260,906

Gross profit	75,632	174,696	192,529	352,017

Expenses:
Selling, general and administrative expenses	448,626	712,078	780,117	1,446,540
Depreciation	2,679	14,345	11,454	31,403
Total Operating expenses	451,305	726,423	791,571	1,477,943
Operating loss	(375,673)	(551,727)	(599,042)	(1,125,926)

Other income (expense), net:
Interest expense	(6,795)	(54,690)	(13,306)	(57,761)
Other income (expense), net	—	(554,907)	(3,313)	(554,907)
Total other expense, net	(6,795)	(609,597)	(16,619)	(612,668)
Income (loss) from continuing operations before income taxes	(382,468)	(1,161,324)	(615,661)	(1,738,594)
Income taxes	—	—	—	—
Loss from continuing operations	(382,468)	(1,161,324)	(615,661)	(1,738,594)
Income from discontinued operations, net of tax	—	306,026	—	533,713
Gain from discontinued operations, net of tax	—	—	—	—
Net loss	$(382,468)	$(855,298)	$(615,661)	$(1,204,881)

Basic earnings (loss) per share from continuing operations	$0.00	$(0.01)	$0.00	$(0.01)
Basic earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic earnings (loss) per share	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per share from continuing operations	$0.00	$(0.01)	$0.00	$(0.01)
Diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per share	$0.00	$0.00	$0.00	$0.00

Basic weighted average number shares outstanding	162,937,110	157,313,704	160,805,759	157,313,704
Diluted weighted average number shares outstanding	162,937,110	157,313,704	160,805,759	157,313,704

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2013	156,813,704	$156,813	$11,801,224	$(11,775,774)	$182,263
Stock-based compensation expense	—	—	5,765	—	5,765
Cash-less exercise of warrants	6,123,406	6,124	(6,124)	—	—
Net loss	—	—	—	(615,661)	(615,661)
Balance, June 30, 2014	162,937,110	$162,937	$11,800,865	$(12,391,435)	$(427,633)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months ended June 30,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(615,661)	$(1,204,881)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	11,454	31,403
Provision for doubtful accounts	50,875	136,361
Stock-based compensation	5,765	77,133
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	35,182	50,417
Prepaid expenses and other current assets	74,596	17,161
Other assets	—	(11)
Impairment of goodwill	—	554,986
Accounts payable	54,137	(198,390)
Accrued expenses	(36,372)	79,223
Deferred revenue	1,905	1,142
Changes in assets and liabilities of discontinued operations	—	789,643
Net cash provided by (used in) operating activities	(418,119)	334,187

Cash Flows from Investing Activities
Purchases of property and equipment	(2,597)	(4,995)
Net cash used in investing activities	(2,597)	(4,995)

Cash Flows from Financing Activities
Payments on capital leases	(2,571)	(5,355)
Principal payments on related party notes payable	—	(70,000)
Principal payments on notes payable	—	(550,000)
Net cash used in financing activities	(2,571)	(625,355)
Net decrease in cash	(423,287)	(296,163)
Cash at beginning of period	857,954	1,415,260
Cash at end of period	$434,667	$1,119,097

Cash paid for:
Interest	$—	$243,017
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and 2013 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

At Enversa, revenue is recognized along with the related cost of revenue as services are delivered. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Amounts billed to clients in advance of delivery of services are classified under current liabilities as deferred revenue. Revenue is also recognized monthly from domain leases.  For T2 Communications, the majority of revenue is derived from month-to-month, bundled service contracts for the phone and internet services used by each customer. Revenue is recognized as the services are provided.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s only long-lived assets are a patent and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. The patent, which was issued on March 4, 2014, is currently being valued at its net realizable value of $0. Management does not believe that its fixed assets are impaired. No impairment charges have been recorded as of June 30, 2014.

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

3. Debt

	As of
	June 30, 2014	December 31, 2013
Long-term Debt
Note payable to CEO; the note matures July 31, 2016. At June 30, 2014, the interest rate was 6.25%. This note is collateralized by all assets of the Company. See also note 8, Related Party Transactions.	338,958	338,958
Total debt	338,958	338,958
Less current portion of long-term debt	(101,968)	(101,968)
Non-current portion of long-term debt	$236,990	$236,990

The note payable, due to the Company’s CEO, contains no restrictive covenants or events of default other than non-payment. The Company did not make the regularly scheduled payments on May 31 or June 30, 2014, which constituted an event of default under the Senior Note. The Company’s CEO has amendment the note payable and whereby he agreed to defer such late payments.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Commitments and Contingencies

Litigation

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

The Company granted 1,650,000 options pursuant to this plan during the six month period ended June 30, 2014.

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

The Company granted 1,550,000 stock options pursuant to this plan during the six month period ended June 30, 2014.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	June 30, 2014
	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	1,785,000
Stock Compensation Plan	4,000,000	2,375,000
	8,000,000	4,160,000

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

	For the three month periods Ended June 30		For the six month periods Ended June 30
	2014	2013	2014	2013

Expected term (in years)	5.0	—	5.0	5.0
Expected volatility	125%	—%	125%	99.1%
Risk-free interest rate	1.6%	—%	1.5%	1.0%
Dividend yield	0.00%	—%	0.00%	0.0%

A summary of activity under the Stock Plans and changes during the six month period ended June 30, 2014 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	640,000	$0.22	1.63	$—
Issued	3,200,000	0.11	—	—
Cancelled/forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2014	3,840,000	$0.13	4.16	$—
Options expected to vest	3,840,000	$0.13	4.16	$—
Options exercisable at end of period	597,500	$0.21	1.03	$—

For the three month periods ended June 30, 2014 and 2013, the Company recognized $2,000 and $35,625 of stock-based compensation expense, respectively. For the six month periods ended June 30, 2014 and 2013, the Company recognized $5,765 and $77,133 of stock-based compensation expense, respectively.  As of June 30, 2014 there was $33,656 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 4.16 weighted average years.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

6. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended June 30, 2014
Revenue	$155,338	$47,803	$—	$203,141
Loss from continuing operations before tax	(34,518)	(47,951)	(299,999)	(382,468)
Net loss	(34,518)	(47,951)	(299,999)	(382,468)
Total assets	133,765	92,063	356,439	582,267
Depreciation	—	2,678	1	2,679

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended June 30, 2013
Revenue	$265,688	$35,480	$—	$301,168
Income (loss) from continuing operations before tax	33,617	(78,181)	(1,116,760)	(1,161,324)
Net (loss) income	33,617	267,259	(1,156,174)	(855,298)
Total assets	155,662	7,588,329	67,291	7,811,282
Depreciation	1,229	4,599	8,517	14,345

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Six Months Ended June 30, 2014
Revenue	$363,866	$118,674	$—	$482,540
Loss from continuing operations before tax	(24,037)	(57,084)	(534,540)	(615,661)
Net loss	(24,037)	(57,084)	(534,540)	(615,661)
Total assets	133,765	92,063	356,439	582,267
Depreciation	—	5,355	6,099	11,454

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Six Months Ended June 30, 2013
Revenue	$536,699	$76,224	$—	$612,923
Income (loss) from continuing operations before tax	83,551	(196,527)	(1,625,618)	(1,738,594)
Net (loss) income	83,551	455,752	(1,744,184)	(1,204,881)
Total assets	155,662	7,588,329	67,291	7,811,282
Depreciation	2,775	9,198	19,430	31,403

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Related Party Transactions

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer. Interest on the outstanding principal amount under the Senior Note is payable at the Company’s discretion at a rate of 6.25% per annum and monthly principal payments totaling $12,746 have been deferred until May 31, 2014. The Company did not make the regularly scheduled payments on May 31 or June 30, 2014, which constituted an event of default under the Senior Note. The Company’s CEO has amended the note payable whereby he agreed to defer such late payments. The Company recorded interest of $6,540 and $9,650 on this facility during the three month periods ended June 30, 2014 and 2013, respectively and $12,910 and $18,961 on this facility during the six month periods ended June 30, 2014 and 2013, respectively. The balance of this note totaled $338,958 at June 30, 2014.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts controlled by the family of the Company’s Chief Executive Officer. The Company paid $7,500 and $12,500 in rent during the three month periods ended June 30, 2014 and 2013, respectively and paid $15,000 and $35,000 in rent during the six month periods ended June 30, 2014 and 2013, respectively.

In addition, the Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $15,000 from this entity during each of the three month periods ended June 30, 2014 and 2013 and $30,000 from this entity during each of the six month periods ended June 30, 2014 and 2013.

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

Six Months ended June 30, 2014 Highlights:

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the six month period ended June 30, 2014, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

Consolidated CornerWorld Corporation

Revenues:

We had Revenues totaling $203,141 for the three month period ended June 30, 2014 as compared to $301,168 for the three month period ended June 30, 2013. The decrease of $98,027, or 32.5%, is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space.  The decreases were offset, to some extent, by increased billings in our communications services segment.

Depreciation:

Depreciation expenses totaled $2,679 for the three month period ended June 30, 2014 as compared to $14,345 for the three month period ended June 30, 2013. The decrease of $11,666 is due to the fact that several of our larger telecommunications fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $382,468 for the three month period ended June 30, 2014 as compared to a Loss from Continuing Operations Before Taxes of $1,161,324 for the corresponding period in the prior year. The improvement of $778,856 is primarily due to reductions in selling, general and administrative (“SG&A”) expenses, which included reductions in headcount and rent, as well as due to the fact that, during the three month period ended June 30, 2013, we impaired all of our Goodwill recording a charge of $554,986.

Net Loss:

Net Loss totaled $382,468 for the three months ended June 30, 2014 as compared to a Net Loss of $855,298 for the corresponding period in the prior year. Prior year Net Income numbers included earnings from discontinued operations totaling $306,026.

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues:

Our marketing services segment had Revenues totaling $155,338 for the three month period ended June 30, 2014 as compared to $265,688 for the three month period ended June 30, 2013. This decrease is due to the deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation:

Our marketing services segment had Depreciation expenses totaling $0 for the three month period ended June 30, 2014 as compared to $1,229 for the three month period ended June 30, 2013. The decrease was due to all of our marketing fixed assets becoming fully depreciated.

Loss from Continuing Operations Before Taxes and Net Loss:

Loss from Continuing Operations Before Taxes and Net Loss totaled $34,518 for the three months ended June 30, 2014 as compared to Net Income from Continuing Operations Before Taxes and Net Income of $33,617 for the corresponding period in the prior year. The decrease is due to the aforementioned reduction in revenue.

Communications services

Our communications services segment consists of our Woodland division.

Revenues:

Our communications services segment had Revenues totaling $47,803 for the three month period ended June 30, 2014 as compared to $35,480 for the three month period ended June 30, 2013. The increase in revenue is due to a new contract signed by one of our CLEC’s that enables it to bill and collect revenues from carrier access billing.

Depreciation:

Our communications services segment had Depreciation expenses totaling $2,678 for the three month period ended June 30, 2014 versus $4,599 for the corresponding period in the prior year.  The decrease is due to more of our telecom assets becoming fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $47,951 for the three month period ended June 30, 2014 as compared to a Loss from Continuing Operations Before Taxes totaling $78,181 for the corresponding period in the prior year. The improvement of $30,230 is primarily due to reductions in selling, general and administrative (“SG&A”) expenses which included the closure of our Michigan office along with the termination of its associated personnel.

Net Income (Loss):

Net Loss totaled $47,951 for the three months ended June 30, 2014 as compared to Net Income of $267,259 for the corresponding period in the prior year. The decrease of $315,210 is due to income earned by our discontinued operations during the prior year.

Corporate

Depreciation:

Corporate had Depreciation expenses totaling $1 for the three month period ended June 30, 2014 versus $8,517 for the corresponding period in 2013.  The decrease is due to the disposal of selected fixed assets as we downsized our corporate operations.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $299,999 for the three month period ended June 30, 2014 as compared to a Loss from Continuing Operations Before Taxes of $1,116,760 for the corresponding period in the prior year. The improvement of $816,761 is primarily due to reductions in SG&A expenses, which included reductions in rent and personnel, as well as due to the fact that, during the three month period ended June 30, 2013, we impaired all of our Goodwill recording a charge of $554,986.

Net Loss:

Net Loss totaled $299,999 for the three months ended June 30, 2014 as compared to $1,156,174 for the corresponding period in the prior year. The Net Loss improvement of $856,175 is due to the elimination of interest expenses at Corporate associated with our discontinued operations as well as the aforementioned reductions in SG&A expenses and the prior year’s Goodwill impairment charge of 554,986.

Results of Operations

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

Consolidated CornerWorld Corporation

Revenues:

We had revenues totaling $482,540 for the six month period ended June 30, 2014 as compared to $612,923 for the six month period ended June 30, 2013. The decrease of $130,383, or 21.3%, is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space.  The decreases were offset, to some extent, by increased billings in our communications services segment.

Depreciation:

Depreciation expenses totaled $11,454 for the six month period ended June 30, 2014 as compared to $31,403 for the six month period ended June 30, 2013. The decrease of $19,949 is due to the fact that several of our larger telecommunications fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $615,661 for the six month period ended June 30, 2014 as compared to a loss of $1,738,594 for the corresponding period in the prior year. The improvement of $1,122,933 is primarily due to reductions in SG&A expenses, which included reductions in rent and personnel, as well as due to the fact that, during the six month period ended June 30, 2013, we impaired all of our Goodwill recording a charge of $554,986.

Net Loss:

Net Loss totaled $615,661 for the six month period ended June 30, 2014 as compared to a Net Loss of $1,204,881 for the corresponding period in the prior year. The Net Loss improvement of $589,220 is due to the aforementioned reductions in SG&A expenses and the prior year’s Goodwill impairment charge of $554,986 in addition to the fact that Net Loss results included earnings from discontinued operations totaling $533,713.

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues:

Our marketing services segment had revenues totaling $363,866 for the six month period ended June 30, 2014 as compared to $536,699 for the six month period ended June 30, 2013. This decrease is due to the deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation:

Our marketing services segment had depreciation expenses totaling $0 for the six month period ended June 30, 2014 as compared to $2,775 for the six month period ended June 30, 2013. The decrease was due to all of our marketing fixed assets becoming fully depreciated.

Income (Loss) from Continuing Operations Before Taxes and Net Income (Loss):

Loss from Continuing Operations Before Taxes and Net Loss totaled $24,037 for the six month period ended June 30, 2014 as compared to Income from Continuing Operations Before Taxes and Net Income of $83,551 for the corresponding period in the prior year. The decrease is due to the aforementioned reduction in revenue.

Communications services

Our communications services segment consists of our Woodland division.

Revenues:

Our communications services segment had revenues totaling $118,674 for the six month period ended June 30, 2014 as compared to $76,224 for the six month period ended June 30, 2013. The increase in revenue is due to a new contract signed by one of our CLEC’s that enables it to bill and collect revenues from carrier access billing.

Depreciation:

Our communications services segment had Depreciation expenses totaling $5,355 for the six month period ended June 30, 2014 versus $9,198 for the corresponding period in the prior year.  The decrease is due to more of our telecom assets becoming fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $57,084 for the six month period ended June 30, 2014 as compared to a Loss from Continuing Operations Before Taxes totaling $196,527 for the corresponding period in the prior year. The improvement of $139,443 is primarily due to reductions in SG&A expenses which included the closure of our Michigan office along with the termination of its associated personnel.

Net Income (Loss):

Net Loss totaled $57,084 for the six month period ended June 30, 2014 as compared to Net Income of $455,752 for the corresponding period in the prior year. The decrease of $512,836 is due to income earned by our discontinued operations during the prior year.

Corporate

Depreciation:

Corporate had Depreciation expenses totaling $6,099 for the six month period ended June 30, 2014 versus $19,430 for the corresponding period in 2013.  The decrease is due to the disposal of selected fixed assets as we downsized our corporate operations.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $534,540 for the six month period ended June 30, 2014 as compared to a loss of $1,625,618 for the corresponding period in the prior year. The improvement of $1,091,078 is primarily due to reductions in SG&A expenses, which included reductions in rent and personnel, as well as due to the fact that, during the six month period ended June 30, 2013, we impaired all of our Goodwill recording a charge of $554,986.

Net Loss:

Net Loss totaled $534,540 for the six month period ended June 30, 2014 as compared to a Net Loss of $1,744,184 for the corresponding period in the prior year. The Net Loss improvement of $1,091,078 is due to the aforementioned reductions in SG&A expenses and the prior year’s Goodwill impairment charge of $554,986 in addition to the fact that Net Loss results included losses from discontinued operations totaling $118,566.

Liquidity and Capital Resources

As of June 30, 2014, we had negative working capital totaling $226,675 which included cash of $434,667. Our main operations consist of our two CLEC’s and our marketing Company, Enversa.  We anticipate that one of our CLECs will generate positive future cash flow as a result of its ability to generate carrier access revenues and we are in the process of reconfiguring our telecom network in an effort to grow revenues from that division.  Enversa’s revenues have generally stabilized and it provides small cash flow to assist in covering our corporate overhead.  The Company is not currently generating positive operational cash flow.

Our only debt is the secured note payable to the Company’s CEO, Scott Beck (the “CEO Note”) which contains a blanket lien across all assets of the Company.  No principal or interest payments have been made on the CEO Note despite the fact that it requires monthly amortization payments beginning on May 31, 2014. Despite the missed payments, Mr. Beck has not called default on the CEO Note.  Mr. Beck also took a significant salary reduction from $250,000 per annum to $18,000 per annum, as a result of an amendment to his employment contract.

We had investing activity totaling $2,597 for the six month period ended June 30, 2014 which consisted entirely of the acquisition of fixed assets pursuant to a capital lease while our entire financing activities consisted of $2,571 in payments on that same capital lease.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2014. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer. Interest on the outstanding principal amount under the Senior Note is payable at the Company’s discretion at a rate of 6.25% per annum and monthly principal payments totaling $12,746 were due on May 31 and June 30, 2014. The Company did not make the regularly scheduled payments, which constituted an event of default under the Senior Note. The Company’s CEO has amended the note payable whereby he agreed to defer such late payments.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Numbers	Description	Method of Filing

10.1	Amendment No. 5 to Promissory Note dated as of March 30, 2011 between CornerWorld Corporation and Scott Beck	(1)
31.1	Rule 13a-14(a) Certification by our chief executive officer	(1)
31.2	Rule 13a-14(a) Certification by our chief financial officer	(1)
32.1	Section 1350 Certification by our chief executive officer	(2)
32.2	Section 1350 Certification by our chief financial officer	(2)
101	Interactive Data Files of Financial Statements and Notes.	(3)

__________

(1)	Filed herewith.
(2)	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
(3)	Furnished (and not filed) herewith pursuant to Regulation S-T under the Exchange Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERWORLD CORPORATION
Registrant

August 14, 2014	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer