Form 10-Q
period 2014-09-30
Cornerworld Corp
filed 2014-11-14
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of November 12, 2014 was 162,937,110.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2014 and 2013	2

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2014	3

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2014 and 2013	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

3	Quantitative and Qualitative Disclosures about Market Risk	17

4	Controls and Procedures	17

	PART II. OTHER INFORMATION

1	Legal Proceedings	18

1A	Risk Factors	18

2	Unregistered Sales of Equity Securities and Use of Proceeds	18

3	Defaults Upon Senior Securities	18

4	Mine Safety Disclosures	18

5	Other Information	18

6	Exhibits	18

	Signatures	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$166,762	$857,954
Accounts receivable, net	71,092	119,904
Prepaid expenses and other current assets	60,842	152,317
Total current assets	298,696	1,130,175

Property and equipment, net	5,355	19,486
Other assets	28,003	28,000
TOTAL ASSETS	$332,054	$1,177,661

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$283,617	$225,064
Accrued expenses	325,776	347,967
Notes payable related parties	127,460	101,968
Lease payable, current portion	5,302	10,704
Deferred revenue	58,627	70,322
Total current liabilities	800,782	756,025
Long-term liabilities:
Notes payable related parties, net of current portion	211,498	236,990
Lease payable, net of current portion	—	2,383
Total liabilities	1,012,280	995,398

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 162,937,110 and 156,813,704 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively	162,937	156,813
Additional paid-in capital	11,803,865	11,801,224
Accumulated deficit	(12,647,028)	(11,775,774)
Total stockholders’ equity (deficit)	(680,226)	182,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$332,054	$1,177,661

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Sales, net	$223,149	$255,557	$705,689	$868,480

Costs of goods sold	116,166	109,741	406,177	370,647

Gross profit	106,983	145,816	299,512	497,833

Expenses:
Selling, general and administrative expenses	353,097	560,418	1,133,214	2,006,958
Depreciation	2,677	14,428	14,131	45,831
Total Operating expenses	355,774	574,846	1,147,345	2,052,789
Operating loss	(248,791)	(429,030)	(847,833)	(1,554,956)

Other income (expense), net:
Interest expense	(6,802)	(14,961)	(20,108)	(72,724)
Other income (expense), net	—	(225,079)	(3,313)	(779,988)
Total other expense, net	(6,802)	(240,040)	(23,421)	(852,712)
Loss from continuing operations before income taxes	(255,593)	(669,070)	(871,254)	(2,407,668)
Income taxes	—	—	—	—
Loss from continuing operations	(255,593)	(669,070)	(871,254)	(2,407,668)
Income from discontinued operations, net of tax	—	308,651	—	842,277
Gain from discontinued operations, net of tax	—	1,988,456	—	1,988,543
Net income (loss)	$(255,593)	$1,628,037	$(871,254)	$423,152

Basic loss per share from continuing operations	$0.00	$0.00	$0.00	$(0.02)
Basic earnings per share from discontinued operations	$0.00	$0.01	$0.00	$0.02
Basic earnings (loss) per share	$0.00	$0.01	$0.00	$0.00
Diluted loss per share from continuing operations	$0.00	$0.00	$0.00	$(0.01)
Diluted earnings per share from discontinued operations	$0.00	$0.01	$0.00	$0.02
Diluted earnings (loss) per share	$0.00	$0.01	$0.00	$0.00

Basic weighted average number shares outstanding	162,937,110	157,166,965	161,524,016	157,264,253
Diluted weighted average number shares outstanding	162,937,110	163,300,371	161,524,016	163,397,659

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2013	156,813,704	$156,813	$11,801,224	$(11,775,774)	$182,263
Stock-based compensation expense	—	—	8,765	—	8,765
Cash-less exercise of warrants	6,123,406	6,124	(6,124)	—	—
Net loss	—	—	—	(871,254)	(871,254)
Balance, September 30, 2014	162,937,110	$162,937	$11,803,865	$(12,647,028)	$(680,226)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months ended September 30,
	2014	2013

Cash Flows from Operating Activities
Net income (loss)	$(871,254)		$423,152
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	14,131		45,831
Provision for doubtful accounts	52,132		66,046
Stock-based compensation	8,765		65,274
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(3,320)		146,158
Prepaid expenses and other current assets	91,475		(6,116)
Other assets	(3)		31
Impairment of goodwill	—		554,986
Accounts payable	58,553		15,231
Accrued expenses	(22,191)		(295,824)
Deferred revenue	(11,695)		(27,188)
Changes in assets and liabilities of discontinued operations	—		6,984,376
Net cash provided by (used in) operating activities	(683,407)		7,971,957

Cash Flows from Investing Activities
Purchases of property and equipment	—		(7,525)
Net cash used in investing activities	—		(7,525)

Cash Flows from Financing Activities
Payments on capital leases	(7,785)		(8,032)
Principal payments on related party notes payable	—		(2,142,915)
Principal payments on notes payable	—		(5,324,999)
Cash paid for settlement of common stock put warrant	—		(929,017)
Financing fees	—		(224,000)
Net cash used in financing activities	(7,785)		(8,628,963)
Net decrease in cash	(691,192)		(664,531)
Cash at beginning of period	857,954		1,415,260
Cash at end of period	$166,762		$750,729

Cash paid for:
Interest	$—	$
Income taxes	$—		$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and 2013 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld consolidated financial statements as of and for the eight month ended December 31, 2013, as filed with the SEC on Form 10-K.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC No. 360. The Company’s only long-lived assets are a patent and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. The patent, which was issued on March 4, 2014, is currently being valued at its net realizable value of $0. Management does not believe that its fixed assets are impaired. No impairment charges have been recorded as of September 30, 2014.

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

3. Debt

	As of
	September 30, 2014	December 31, 2013
Long-term Debt
Note payable to CEO; the note matures July 31, 2016. At September 30, 2014, the interest rate was 6.25%. This note is collateralized by all assets of the Company. See also note 7, Related Party Transactions.	338,958	338,958
Total debt	338,958	338,958
Less current portion of long-term debt	(127,460)	(101,968)
Non-current portion of long-term debt	$211,498	$236,990

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

The Company granted 1,650,000 options pursuant to this plan during the nine month period ended September 30, 2014.

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

The Company granted 1,550,000 stock options pursuant to this plan during the nine month period ended September 30, 2014.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	September 30, 2014
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

	For the three month periods Ended September 30		For the nine month periods Ended September 30
	2014	2013	2014	2013

Expected term (in years)	5.0	—	5.0	5.0
Expected volatility	125%	—%	125%	99.1%
Risk-free interest rate	1.6%	—%	1.5%	1.0%
Dividend yield	0.00%	—%	0.00%	0.0%

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

A summary of activity under the Stock Plans and changes during the nine month period ended September 30, 2014 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	640,000	$0.22	1.63	$—
Issued	3,200,000	0.11	—	—
Cancelled/forfeited	—	—
Exercised	—	—
Outstanding at September 30, 2014	3,840,000	$0.13	3.91	$—
Options expected to vest	3,840,000	$0.13	3.91	$—
Options exercisable at end of period	978,750	$0.18	2.21	$—

For the three month periods ended September 30, 2014 and 2013, the Company recognized $3,000 and $(11,859) of stock-based compensation expense, respectively. For the nine month periods ended September 30, 2014 and 2013, the Company recognized $8,765 and $65,274 of stock-based compensation expense, respectively.  As of September 30, 2014 there was $30,622 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.91 weighted average years.

6. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended September 30, 2014
Revenue	$163,361	$59,788	$—	$223,149
Income (loss) from continuing operations before tax	30,621	(8,150)	(278,064)	(255,593)
Net income (loss)	30,621	(8,150)	(278,064)	(255,593)
Total assets	103,964	158,619	69,471	332,054
Depreciation	—	2,677	—	2,677

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended September 30, 2013
Revenue	$226,946	$28,611	$—	$255,557
Loss from continuing operations before tax	(102,718)	(326,429)	(239,923)	(669,070)
Net (loss) income	(102,718)	1,766,364	(35,609)	1,628,037
Total assets	100,425	118,377	788,441	1,007,243
Depreciation	2,362	4,600	7,466	14,428

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Nine Months Ended September 30, 2014
Revenue	$527,227	$178,462	$—	$705,689
Income (loss) from continuing operations before tax	6,584	(65,234)	(812,604)	(871,254)
Net income (loss)	6,584	(65,234)	(812,604)	(871,254)
Total assets	103,964	158,619	69,471	332,054
Depreciation	—	8,032	6,099	14,131

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Nine Months Ended September 30, 2013
Revenue	$763,645	$104,835	$—	$868,480
Income (loss) from continuing operations before tax	(19,167)	(522,956)	(1,865,545)	(2,407,668)
Net (loss) income	(19,167)	2,222,116	(1,779,797)	423,152
Total assets	100,425	118,377	788,441	1,007,243
Depreciation	5,137	13,798	26,896	45,831

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

7. Related Party Transactions

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer. Interest on the outstanding principal amount under the Senior Note is payable at the Company’s discretion at a rate of 6.25% per annum and monthly principal payments totaling $12,746 have been deferred until December 31, 2014. The Company recorded interest of $6,716 and $10,002 on this facility during the three month periods ended September 30, 2014 and 2013, respectively and $19,627 and $28,964 on this facility during the nine month periods ended September 30, 2014 and 2013, respectively. The balance of this note totaled $338,958 at September 30, 2014.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts controlled by the family of the Company’s Chief Executive Officer. The Company paid $7,500 in rent during each of the three month periods ended September 30, 2014 and 2013 and paid $22,500 and $42,500 in rent during the nine month periods ended September 30, 2014 and 2013, respectively.

In addition, the Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $15,000 from this entity during each of the three month periods ended September 30, 2014 and 2013 and $45,000 from this entity during each of the nine month periods ended September 30, 2014 and 2013.

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

Nine Months ended September 30, 2014 Highlights:

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the nine month period ended September 30, 2014, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

Consolidated CornerWorld Corporation

Revenues:

We had Revenues totaling $223,149 for the three month period ended September 30, 2014 as compared to $255,557 for the three month period ended September 30, 2013. The decrease of $32,408, or 12.7%, is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space.  The decreases were offset, to some extent, by increased billings in our communications services segment.

Depreciation:

Depreciation expenses totaled $2,677 for the three month period ended September 30, 2014 as compared to $14,428 for the three month period ended September 30, 2013. The decrease of $11,751 is due to the fact that several of our larger telecommunications fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $255,593 for the three month period ended September 30, 2014 as compared to a Loss from Continuing Operations Before Taxes of $669,070 for the corresponding period in the prior year. The improvement of $413,477 is primarily due to reductions in selling, general and administrative (“SG&A”) expenses, which included reductions in headcount and rent.

Net Income (Loss):

Net Loss totaled $255,593 for the three months ended September 30, 2014 as compared to Net Income of $1,628,037 for the corresponding period in the prior year. The Net Income (Loss) decrease of $1,883,630 is due to the fact that prior year Net Income numbers included earnings from discontinued operations totaling $308,651 as well as a gain on the sale of discontinued operations totaling $1,988,456.

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues:

Our marketing services segment had Revenues totaling $163,361 for the three month period ended September 30, 2014 as compared to $226,946 for the three month period ended September 30, 2013. The decrease of $63,585, or 28%, is due to the deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation:

Our marketing services segment had Depreciation expenses totaling $0 for the three month period ended September 30, 2014 as compared to $2,362 for the three month period ended September 30, 2013. The decrease was due to all of our marketing fixed assets becoming fully depreciated.

Income (Loss) from Continuing Operations Before Taxes and Net Income (Loss):

Income from Continuing Operations Before Taxes and Net Income totaled $30,621 for the three months ended September 30, 2014 as compared to Net Loss from Continuing Operations Before Taxes and Net Loss of $102,718 for the corresponding period in the prior year. The improvement is due to the significant reductions in SG&A expenses, which took place primarily in the form of headcount reductions which was offset, to some degree, by the aforementioned reductions in revenue.

Communications services

Our communications services segment consists of our Woodland division.

Revenues:

Our communications services segment had Revenues totaling $59,788 for the three month period ended September 30, 2014 as compared to $28,611 for the three month period ended September 30, 2013. The increase in revenue is due to a new contract signed by one of our CLEC’s that enables it to bill and collect revenues from carrier access billing.

Depreciation:

Our communications services segment had Depreciation expenses totaling $2,677 for the three month period ended September 30, 2014 versus $4,600 for the corresponding period in the prior year.  The decrease is due to more of our telecom assets becoming fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $8,150 for the three month period ended September 30, 2014 as compared to a Loss from Continuing Operations Before Taxes totaling $326,429 for the corresponding period in the prior year. The improvement of $318,279 is primarily due to reductions in selling, general and administrative (“SG&A”) expenses which included the closure of our Michigan office along with the termination of its associated personnel as well the fact that the prior year’s results included a $225,000 investment banking fee related to the divestiture of our discontinued operations.

Net Income (Loss):

Net Loss totaled $8,150 for the three months ended September 30, 2014 as compared to Net Income of $1,766,364 for the corresponding period in the prior year. The decrease of $1,774,514 is due to the fact that prior year Net Income numbers included earnings from discontinued operations totaling $348,535 as well as a gain on the sale of discontinued operations totaling $1,744,258.

Corporate

Depreciation:

Corporate had Depreciation expenses totaling $0 for the three month period ended September 30, 2014 versus $7,466 for the corresponding period in 2013.  The decrease is due to the disposal of selected fixed assets as we downsized our corporate operations.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $278,064 for the three month period ended September 30, 2014 as compared to a Loss from Continuing Operations Before Taxes of $239,923 for the corresponding period in the prior year. The decrease of $38,141 is primarily due to increases in SG&A expenses related to the hiring a development team to complete the buildout of our TinyDial mobile application, the patent for which, we received approval from the US Patent Office in March 2014.

Net Loss:

Net Loss totaled $278,064 for the three months ended September 30, 2014 as compared to $35,609 for the corresponding period in the prior year. The Net Loss improvement of $242,455 is due to the elimination of interest expenses at Corporate associated with our discontinued operations which was offset, to some extent, by the aforementioned increases in SG&A expenses related to the buildout of our TinyDial mobile application.

Results of Operations

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

Consolidated CornerWorld Corporation

Revenues:

We had revenues totaling $705,689 for the nine month period ended September 30, 2014 as compared to $868,480 for the nine month period ended September 30, 2013. The decrease of $162,791, or 18.7%, is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space.  The decreases were offset, to some extent, by increased billings in our communications services segment.

Depreciation:

Depreciation expenses totaled $14,131 for the nine month period ended September 30, 2014 as compared to $45,831 for the nine month period ended September 30, 2013. The decrease of $31,700 is due to the fact that several of our larger telecommunications fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $871,254 for the nine month period ended September 30, 2014 as compared to a loss of $2,407,668 for the corresponding period in the prior year. The improvement of $1,536,414 is primarily due to $873,744 in reductions in SG&A expenses, which included reductions in rent and personnel, combined with the fact that, during the nine month period ended September 30, 2013, we impaired our remaining Goodwill recording a charge of $554,986.

Net Income (Loss):

Net Loss totaled $871,254 for the nine month period ended September 30, 2014 as compared to a Net Income of $423,152 for the corresponding period in the prior year. The Net Income (Loss) decrease of $1,294,406 is primarily due to the absence of prior year’s aforementioned reductions in SG&A expenses and Goodwill impairment charge of $554,986 which were offset by the fact that prior year Net Income numbers included earnings from discontinued operations totaling $842,277 as well as a gain on the sale of discontinued operations totaling $1,988,543.

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues:

Our marketing services segment had revenues totaling $527,227 for the nine month period ended September 30, 2014 as compared to $763,645 for the nine month period ended September 30, 2013. This decrease is due to the deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation:

Our marketing services segment had depreciation expenses totaling $0 for the nine month period ended September 30, 2014 as compared to $5,137 for the nine month period ended September 30, 2013. The decrease was due to all of our marketing fixed assets becoming fully depreciated.

Income (Loss) from Continuing Operations Before Taxes and Net Income (Loss):

Income from Continuing Operations Before Taxes and Net Income totaled $6,584 for the nine month period ended September 30, 2014 as compared to Loss from Continuing Operations Before Taxes and Net Loss of $19,167 for the corresponding period in the prior year. The improvement is due to the significant reductions in SG&A, primarily in the form of headcount, which were offset, to some extent, by the aforementioned reductions in revenue.

Communications services

Our communications services segment consists of our Woodland division.

Revenues:

Our communications services segment had revenues totaling $178,462 for the nine month period ended September 30, 2014 as compared to $104,835 for the nine month period ended September 30, 2013. The increase in revenue is due to a new contract signed by one of our CLEC’s that enables it to bill and collect revenues from carrier access billing.

Depreciation:

Our communications services segment had Depreciation expenses totaling $8,032 for the nine month period ended September 30, 2014 versus $13,798 for the corresponding period in the prior year.  The decrease is due to more of our telecom assets becoming fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $65,234 for the nine month period ended September 30, 2014 as compared to a Loss from Continuing Operations Before Taxes totaling $522,956 for the corresponding period in the prior year. The improvement of $457,722 is primarily due to reductions in SG&A expenses which included the closure of our Michigan office along with the termination of its associated personnel as well the fact that the prior year’s results included a $225,000 investment banking fee related to the divestiture of our discontinued operations.

Net Income (Loss):

Net Loss totaled $65,234 for the nine months ended September 30, 2014 as compared to Net Income of $2,222,116 for the corresponding period in the prior year. The decrease of $2,287,350 is due to the fact that prior year Net Income numbers included earnings from discontinued operations totaling $1,000,814 as well as a gain on the sale of discontinued operations totaling $1,744,258.

Corporate

Depreciation:

Corporate had Depreciation expenses totaling $6,099 for the nine month period ended September 30, 2014 versus $26,896 for the corresponding period in 2013.  The decrease is due to the disposal of selected fixed assets as we downsized our corporate operations.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $812,604 for the nine month period ended September 30, 2014 as compared to a loss of $1,865,545 for the corresponding period in the prior year. The improvement of $1,052,941 is primarily due to reductions in SG&A expenses, which included reductions in rent and personnel, as well as due to the fact that, during the nine month period ended September 30, 2013, we impaired all of our Goodwill recording a charge of $554,986.

Net Loss:

Net Loss totaled $812,604 for the nine months ended September 30, 2014 as compared to $1,779,797 for the corresponding period in the prior year. The Net Loss improvement of $967,193 is due to the elimination of interest expenses at Corporate associated with our discontinued operations which was offset, to some extent, by the aforementioned increases in SG&A expenses related to the buildout of our TinyDial mobile application.

Liquidity and Capital Resources

As of September 30, 2014, we had negative working capital totaling $502,086 which included cash of $166,762. Our main operations consist of our two CLEC’s and our marketing Company, Enversa.  We anticipate that one of our CLECs will generate positive future cash flow as a result of its ability to generate carrier access revenues and we are in the process of reconfiguring our telecom network in an effort to grow revenues from that division.  To date, we have experienced trouble collecting the carrier access revenues from our largest carrier customer.  There can be no assurance that we will be successful in our attempts to collect these outstanding amounts.  Enversa’s revenues have generally stabilized and it provides small cash flow to assist in covering our corporate overhead.  The Company is not currently generating positive operational cash flow.

Our only debt is the secured note payable to the Company’s CEO, Scott Beck (the “CEO Note”) which contains a blanket lien across all assets of the Company.  No principal or interest payments have been made on the CEO Note despite the fact that it requires monthly amortization payments beginning on December 31, 2014. Mr. Beck also took a significant salary reduction from $250,000 per annum to $18,000 per annum, as a result of an amendment to his employment contract.

We had no investing activity for the nine month period ended September 30, 2014 and our financing activity was limited to payments made on our lone capital lease totaling $7,785.

We have no other bank financing or other external sources of liquidity.  Now that we have sold our largest asset, there can be no assurance that, going forward, our operations will generate positive operating cash flow.

As previously noted, the Company’s marketing revenues have been adversely impacted by industry forces. The marketing services division continues to be adversely affected by the deterioration in the for-profit educational lead generation space while simultaneously experiencing significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses. The Company elected to not renew the employment contract of its former president whose main responsibility was the growth of the marketing division and the Company.  The Company cannot be certain how much further its marketing services revenues could deteriorate.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2014.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

CORNERWORLD CORPORATION
Registrant

November 14, 2014	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer