Form 10-K
period 2014-12-31
Cornerworld Corp
filed 2015-03-31
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2014
Or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to__________

Commission File Number:  333-128614

CORNERWORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☐               Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐   No ☑

As of June 30, 2014, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.02 was approximately $3,258,742. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not intended as a conclusive determination for any other purpose. As of June 30, 2014, there were 162,937,110 shares of the registrant’s common stock outstanding.

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

Recent Developments

As discussed further in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, during 2013, the Company divested its largest asset, Ranger and paid off substantially all of its debt.  Accordingly, Ranger’s operations have been reported as discontinued operations in the accompanying annual report and consolidated financial statements.

Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) telecommunications services. Our marketing services segment is comprised of Enversa and its subsidiaries. Our telecommunications services segment consists of T² and PSM. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. For financial information relating to our business segments, please see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statements and Supplementary Data.”

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

Employees

As of December 31, 2014, we had nine full-time employees. None of these employees are represented by collective bargaining agreements and the Company considers it relations with its employees to be good.

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

ITEM 3. LEGAL PROCEEDINGS

On October 10, 2013, the Company’s former President, Marc A. Pickren (“Pickren”) filed a lawsuit in Dallas County District court alleging, among other things, that the Company had wrongfully terminated his employment; Pickren’s suit sought claims approximating $265,000.  As noted in the Company’s form 8-K filed on October 4, 2013, Pickren’s employment agreement expired on September 15, 2013, Pickren’s employment agreement was not renewed, Pickren was removed as President of CornerWorld on October 4, 2013 and the Company terminated Pickren’s employment on October 8, 2013.  The Company settled Pickren’s claim out of court for an undisclosed amount in August 2014.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is currently traded on the OTCQB under the symbol “CWRL”.  The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.

	High	Low
Fiscal Year ended December 31, 2014
Quarter ended December 31, 2014	$0.19	$0.03
Quarter ended September 30, 2014	0.04	0.02
Quarter ended June 30, 2014	0.02	0.01
Quarter ended March 31, 2014	0.01	0.01

Eight-month period from May 1, 2013 through December 31, 2013
Quarter ended December 31, 2013	$0.02	$0.01
Quarter ended September 30, 2013	0.02	0.02
Two month period ended June 30, 2013	0.02	0.02

Fiscal Year ended April 30, 2013
Quarter ended April 30, 2013	$0.02	$0.01
Quarter ended January 31, 2013	0.06	0.02
Quarter ended October 31, 2012	0.19	0.03
Quarter ended July 31, 2012	0.27	0.10

As of January 22, 2015, there were approximately 88 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

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

Recent Issuances of Unregistered Stock

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The consolidated statements of operations data for the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013 as well as the balance sheet data at December 31, 2014 and 2013 are derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K.  The historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data (prior periods have been restated to reflect the impact of discontinued operations):

	For the Year Ended December 31,	For the Eight- Month Period Ended December 31,	For the Year Ended April 30:
	2014	2013	2013	2012	2011

Revenue	$988,221	$673,954	$1,925,734	$4,538,714	$6,011,954
Costs of goods sold	528,854	271,356	722,398	1,920,832	3,086,934
Gross profit	459,367	402,598	1,203,336	2,617,882	2,925,020

Total operating expenses	1,428,384	860,143	3,174,163	5,117,206	5,038,100
Loss from operations	(969,017)	(457,545)	(1,970,827)	(2,499,324)	(2,113,080)
Other (expense) income, net	(30,158)	(285,332)	(792,457)	(245,920)	354,951
Income taxes	—	—	—	—	—
Loss from continuing operations	(999,175)	(742,877)	(2,763,284)	(2,745,244)	(1,758,129)
Income from discontinued operations, net of tax	—	538,568	1,401,050	640,197	203,281
Gain from discontinued operations, net of tax	—	2,788,543	—	—	—
Net income (loss)	$(999,175)	$2,584,234	$(1,362,234)	$(2,105,047)	$(1,554,848)

Basic earnings (loss) per share from continuing operations	$(0.01)	$0.00	$(0.02)	$(0.02)	$(0.02)
Basic earnings (loss) per share from discontinued operations	$0.00	$0.02	$0.01	$0.01	$0.00
Basic earnings (loss) per share	$(0.01)	$0.02	$(0.01)	$(0.01)	$(0.02)
Diluted earnings (loss) per share from continuing operations	$(0.01)	$0.00	$(0.02)	$(0.02)	$(0.02)
Diluted earnings (loss) per share from discontinued operations	$0.00	$0.02	$0.01	$0.01	$0.00
Diluted earnings (loss) per share	$(0.01)	$0.02	$(0.01)	$(0.01)	$(0.02)
Basic weighted average shares outstanding	161,880,193	157,070,847	152,390,521	147,324,142	99,888,432
Diluted weighted average shares outstanding	161,880,193	163,204,253	152,390,521	147,324,142	99,888,432

Consolidated Balance Sheet Data:

	December 31,		April 30,
	2014	2013	2013	2012	2011
Cash and cash equivalents	$70,746	$857,954	$1,150,880	$890,415	$934,250
Total assets	$180,663	$1,177,661	$7,966,033	$10,384,652	$13,109,032
Long-term obligations	$186,006	$239,373	$193,801	$236,187	$1,314,910
Total stockholders’ equity (deficit)	$(805,147)	$182,263	$(2,418,750)	$(2,685,503)	$(738,970)

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

Our key assets in our communication services segment are our CLEC’s and their respective licenses.

Year ended December 31, 2014 Highlights

•	We completed the change of our fiscal year end from April 30 to December 31.

•	We completed the development of our TinyDial mobile telecommunications application.

•	We signed a non-binding LOI to merge operations with Florida based Neogenix, LLC DBA Ogenix, LLC.

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

See also Note 8 – “Stock Based Compensation Plans”– to the consolidated financial statements contained in this report for additional information regarding our accounting policies for stock-based compensation.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2014, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Consolidated CornerWorld Corporation

Revenues

We had revenues totaling $988,221 for the year ended December 31, 2014 as compared to $1,091,171 for the corresponding period in the prior year. The decrease of $102,950, or 9.4%, is primarily due to revenue decreases in our marketing services segment resulting from the deterioration of the market for lead generation in the for-profit education space.

Depreciation and Amortization

Depreciation and Amortization expenses totaled $16,808 for the year ended December 31, 2014 as compared to $56,400 for the corresponding period in the prior year. The decrease of $39,592 is due to the fact that several of our larger telecommunications fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes

Loss from Continuing Operations Before Taxes totaled $999,175 for the year ended December 31, 2014 as compared to $2,098,981 for the corresponding period in the prior year. The improvement of $1,099,806 is primarily due to reductions in SG&A expenses, which included reductions in rent and personnel, combined with the fact that, during the year ended December 31, 2013, we impaired our remaining Goodwill recording a charge of $554,986.

Net Income (Loss)

Net Loss totaled $999,175 for the year ended December 31, 2014 as compared to a Net Income of $1,482,532 for the corresponding period in the prior year. The Net Income (Loss) decrease of $2,481,707 is primarily due to the absence of prior year’s aforementioned reductions in SG&A expenses and Goodwill impairment charge of $554,986 which were offset by the fact that prior year Net Income numbers included earnings from discontinued operations totaling $792,970 as well as a gain on the sale of discontinued operations totaling $2,788,543.

Marketing Services

Revenues:

Our marketing services segment had revenues totaling $706,556 for the year ended December 31, 2014 as compared to $955,702 for the year ended December 31, 2013. This decrease is due to the deterioration in the for-profit educational lead generation space and significant ongoing challenges and customer churn in our search engine optimization and website leasing businesses.

Depreciation:

Our marketing services segment had depreciation expenses totaling $0 for the year ended December 31, 2014 as compared to $5,429 for the year ended December 31, 2013. The decrease was due to all of our marketing fixed assets becoming fully depreciated.

Income (Loss) from Continuing Operations Before Taxes and Net Income (Loss):

Income from Continuing Operations Before Taxes and Net Income totaled $42,321 for the year ended December 31, 2014 as compared to Loss from Continuing Operations Before Taxes and Net Loss of $33,131 for the corresponding period in the prior year. The slight decrease is due to significant reductions in SG&A, primarily in the form of headcount, which were offset, to some extent, by the aforementioned reductions in revenue.

Telecommunications Services

Our communications services segment consists of our Woodland division.

Revenues:

Our communications services segment had revenues totaling $244,155 for the year ended December 31, 2014 as compared to $135,469 for the year ended December 31, 2013. The increase in revenue is due to a new contract signed by one of our CLEC’s that enables it to bill and collect revenues from carrier access billing.

Depreciation:

Our communications services segment had Depreciation expenses totaling $10,709 for the year ended December 31, 2014 versus $16,607 for the year ended December 31, 2013.  The decrease is due to more of our telecom assets becoming fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $46,723 for the year ended December 31, 2014 as compared to a Loss from Continuing Operations Before Taxes totaling $290,200 for the year ended December 31, 2013. The improvement of $243,477 is primarily due to reductions in SG&A expenses which included the closure of our Michigan office along with the termination of its associated personnel as well the fact that the prior year’s results included a $249,000 investment banking fee related to the divestiture of our discontinued operations.

Net Income (Loss):

Net Loss totaled $46,723 for the year ended December 31, 2014 as compared to Net Income of $3,254,873 for the corresponding period in the prior year. The decrease of $3,301,596 is due to the fact that prior year Net Income numbers included earnings from discontinued operations totaling $1,000,815 as well as a gain on the sale of discontinued operations totaling $2,544,258.

Corporate

Depreciation:

Corporate had Depreciation expenses totaling $6,099 for the year ended December 31, 2014 versus $34,364 for the corresponding period in 2013.  The decrease is due to the disposal of selected fixed assets as we downsized our corporate operations.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $994,773 for the year ended December 31, 2014 as compared to a loss of $1,841,912 for the corresponding period in the prior year. The improvement of $847,139 is primarily due to reductions in SG&A expenses, which included reductions in rent and personnel, as well as due to the fact that, during the year ended December 31, 2013, we impaired all of our Goodwill recording a charge of $554,986.

Net Loss:

Net Loss totaled $994,773 for the year ended December 31, 2014 as compared to $1,805,472 for the corresponding period in the prior year. The Net Loss improvement of $810,699 is due to the elimination of interest expenses at Corporate associated with our discontinued operations which was offset, to some extent, by the aforementioned increases in SG&A expenses related to the buildout of our TinyDial mobile application.

Liquidity and Capital Resources

As of December 31, 2014, we had negative working capital totaling $621,825 including cash of $70,746.  Approximately $233,188 of our negative working capital relates directly to amounts owed for accrued bonuses and accrued interest.

The Company’s only secured debt is the note payable to the Company’s CEO, Scott Beck (the “CEO Note”).  On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 to Scott N. Beck, the Company’s Chief Executive Officer, which constituted an event of default under the Company’s lone senior secured note.  Mr. Beck did not call default but there can be no assurance that, as the Company’s senior secured lender, he will not do so. It is anticipated that the Company will amend the note with Mr. Beck at some future point but there can be no assurance that we will be successful in amending the terms of Mr. Beck’s senior secured note.  Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior secured lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.

Our investing activity for the year ended December 31, 2014, totaled $2,639 which consisted of acquisitions of fixed assets.

Our financing activities for the year ended December 31, 2014 totaled $7,785 which consisted entirely of payments pursuant to a capital lease.

We have no other bank financing or other external sources of liquidity.  There can be no assurance that, going forward, our operations will generate positive operating cash flow.

As previously noted, the Company’s marketing revenues have been adversely impacted by industry forces. The marketing services division has completely exited the for-profit educational lead generation space and continues but has substantially eliminated the customer churn in our search engine optimization and website leasing businesses.  The Company cannot be certain how much further its marketing services revenues could deteriorate.

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

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Notes payable to related parties	$338,958	$152,952	$186,006	$—	$—
Operating and capital leases	47,185	33,685	13,500	—	—
Total	$386,143	$186,637	$199,506	$—	$—

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Inflation

We believe that, for the year ended December 31, 2014, inflation has not had a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and supplementary data are included in pages F-1 through F-19 of this Annual Report on Form 10-K.

Quarterly Results of Operation (Unaudited)

The following table presents the Company’s unaudited quarterly statements of operations for each of the eight quarters in the two-year period ended December 31, 2014. The information in the table should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained elsewhere in this report. The underlying unaudited financial statements are prepared on the same basis as the audited consolidated financial statements included in this report, which include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for the fair presentation of the Company’s financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future periods.

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net sales	$311,755	$301,168	$255,557	$222,691	$279,399	$203,141	$223,149	$282,532
Cost of Sales	134,434	126,472	109,741	81,299	162,502	127,509	116,166	122,677
Gross profit	177,321	174,696	145,816	141,392	116,897	75,632	106,983	159,855
Selling, general and administrative expenses	734,462	712,078	560,418	(171,696)	331,491	448,626	353,097	278,362
Depreciation expense	17,058	14,345	14,428	10,569	8,775	2,679	2,677	2,677
Operating Income (loss)	(574,199)	(551,727)	(429,030)	302,519	(223,369)	(375,673)	(248,791)	(121,184)
Other income (expense), net	(3,071)	(609,597)	(240,040)	6,164	(9,824)	6,007	(6,802)	(19,539)
Income (loss) from continuing operations before income taxes	(577,270)	(1,161,324)	(669,070)	308,683	(233,193)	(369,666)	(255,593)	(140,723)
Income tax expense	—	—	—	—	—	—	—	—
Income (loss) from continuing operations	(577,270)	(1,161,324)	(669,070)	308,683	(233,193)	(369,666)	(255,593)	(140,723)
Income from discontinued operations, net of tax	227,687	306,026	308,651	(49,394)	—	—	—	—
Gain from discontinued operations, net of tax	—	—	1,988,456	800,087	—	—	—	—
Net income (loss)	$(349,583)	$(855,298)	$1,628,037	$1,059,376	$(233,193)	$(369,666)	$(255,593)	$(140,723)
Basic earnings (loss) per share from continuing operations	$0.00	$(0.01)	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Basic earnings (loss) per share from discontinued operations	$0.00	$0.00	$0.01	$0.00	$0.00	$0.00	$0.00	$0.00
Basic earnings (loss) per share	$0.00	$0.00	$0.01	$0.01	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per share from continuing operations	$0.00	$(0.01)	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per share from discontinued operations	$0.00	$0.00	$0.01	$0.00	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per share	$0.00	$0.00	$0.01	$0.01	$0.00	$0.00	$0.00	$0.00
Basic weighted average common shares outstanding	157,313,704	157,313,704	157,166,965	157,313,704	158,650,726	162,937,110	162,937,110	162,937,110
Diluted weighted average common shares outstanding	157,313,704	157,313,704	163,300,371	157,313,704	158,650,726	162,937,110	162,937,110	162,937,110

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2014. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective simply due to the fact that the small size of the accounting department could not provide for adequate segregation of duties typically established in larger reporting companies.

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

As of December 31, 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014, as a result of the identification of the material weakness described below.

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

ITEM 9B. OTHER INFORMATION

Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of CornerWorld was held on March 25, 2014. The holders of 148,191,320 shares of common stock, 91.0% of the outstanding shares entitled to vote as of the record date, were represented at the meeting in person or by proxy, and this amount represented a quorum. At the meeting, three proposals were submitted to CornerWorld’s stockholders, as more fully described in CornerWorld’s proxy statement filed with the Securities and Exchange Commission on February 3, 2015 (“Proxy Statement”). The final voting results for each proposal are set forth below:

Proposal 1

The individuals named below were elected as Directors of the Company:

Individual	For	Withheld	Broker Non-Votes
Scott N. Beck	128,286,002	3,496,550	16,408,768
Marc Blumberg	127,373,262	4,409,290	16,408,768

Proposal 2

To ratify the selection of Montgomery, Coscia and Greilich, LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2015:

For	Against	Abstain
145,679,683	11,522	2,500,115

Proposal 3

To consider and vote upon a proposal to grant the Company’s Board of Directors (the “Board”) the authority to effect a Reverse Stock Split of the Company’s outstanding common stock, $0.001 par value per share (the “Common Stock”) at an exchange ratio ranging between 1-for-2 and 1-for-100, with the exact exchange ratio to be determined by the Board in its sole discretion, by filing amendments to the Company’s Articles of Incorporation:

For	Against	Abstain
145,973,551	2,217,769	0

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company currently has two Directors. The term of each Director expires at the Company’s annual meeting each year. The persons whose names are listed below will serve until the Annual Meeting in 2015 or until his successor has been elected and qualified.  Our Board of Directors is not currently divided into classes.

Name of Director	Age	Positions with CornerWorld Since
Scott N. Beck	41	Chief Executive Officer, Chairman and Director, 2007
Marc Blumberg	42	Director, 2008

Scott N. Beck was appointed Chairman and Chief Executive Officer of CWC after founding CWC in 2007.  Prior to founding CWC, from 2004 to present, Mr. Beck has served as Chairman and President of Beck Ventures, a venture capital firm that he founded.  Prior to founding Beck Ventures, Mr. Beck worked as an Associate Vice-President at JP Morgan Chase and Co’s Lab Morgan where he focused on new business formation and corporate strategy for the bank globally. Prior to joining JP Morgan Chase, Mr. Beck was a member of SG Cowen’s Leveraged Finance Group, where he provided support to clients who access the high yield and leveraged finance capital markets. Preceding SG, Mr. Beck was a senior auditor at Ernst and Young LLP. Mr. Beck received a Masters of Accounting from the Kozmetsky School of Business at the University of Texas at Austin where he completed his B.B.A. Mr. Beck is a member of the Board of Directors of United Texas Bank and is President of Beck Properties Trophy Club. The Board of Directors has determined that Mr. Beck’s prior experience working as an investment banker on Wall Street with both high-tech and public companies make him uniquely qualified to serve as the Chairman of CornerWorld.

Marc Blumberg was appointed Director subsequent to CWC’s August 27, 2008 acquisition of Enversa Companies LLC (“Enversa”).  Mr. Blumberg currently is the co-owner and co-founder of Chooze shoes, an entity that is taking advantage of the highly lucrative children’s apparel market.  Mr. Blumberg had previously been with imc2 from 1997 to 2013 where he served as their President. At imc2, he led their clients in developing innovative and effective marketing strategies.  Mr. Blumberg helped build the company from six to a staff of over 500 people providing services to Procter & Gamble, The Coca-Cola Company, and GlaxoSmithKline. Before joining imc2, Mr. Blumberg was a strategy consultant for Gemini Consulting’s MAC Group and for the New England Consulting Group. Mr. Blumberg has spent his professional career consulting with FORTUNE 500 companies. He holds a Bachelor of Science in Economics from the University of Pennsylvania’s Wharton School of Business. The Board of Directors has determined that Mr. Blumberg’s joint experience with imc2 and serving as a consultant to FORTUNE 500 companies adequately qualifies him to serve on the Board of Directors.

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

Director Independence

Our common stock is currently quoted on the OTCQB. Accordingly, we are currently subject to the OTCQB continued listing requirements which include, among other things, conducting an annual audit and remaining current with all reporting requirements of the Securities Act of 1934. In determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 5605(a)(2) of the NASDAQ Marketplace Rules. The Company currently does not have an independent director.

Board Meetings

The Board of Directors held one meeting during the year ended December 31, 2014.  Mr. Beck and Mr. Blumberg attended the meeting.  Directors receive no compensation for meeting attendance.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by our Chief Executive Officer, our President, who had previously served as our Chief Marketing Officer, and our Chief Financial Officer for the last three fiscal years.  We do not have any other executive officers who were awarded, earned or were paid over $100,000.

Name and principal position (a)	Period (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)(4)	Option Awards ($)(f)(5)	All Other Compensation ($)(i)	Total ($)(j)
Scott N. Beck, Chairman of the Board of Directors, Chief Executive Officer	2014(1)	23,000(6)	—	—	—	—	23,000
	2013(2)	138,417(6)	—	—	—	—	138,417
	2013(3)	250,000	—	—	—	—	250,000

Marc A. Pickren, President, previously Chief Marketing Officer	2014(1)	—	—	—	—	—	—
	2013(2)	108,202(7)	—	—	—	—	108,202
	2013(3)	220,000	—	—	—	—	220,000

V. Chase McCrea III, Chief Financial Officer	2014(1)	165,000	3,000(8)	—	—	—	168,000
	2013(2)	116,875	41,250(8)	—	—	—	158,125
	2013(3)	165,000	27,514(8)	—	—	—	192,514

(1)	Amounts in this row are for the year ended December 31, 2014.

(2)	Amounts in this row are for the eight-month period ended December 31, 2013.

(3)	Amounts in this row are for the twelve-month period ended April 30 of the respective year

(4)

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

(6)

Effective November 1, 2013, Mr. Beck and the Company amended his employment agreement such that his annual base salary was reduced to $18,000 and that, effective January 1, 2014, his annual base salary would be $23,000.

(7)	Mr. Pickren’s employment agreement expired of its own accord on September 15, 2013; it was not renewed. Mr. Pickren’s employment was terminated for cause on October 8, 2013.

(8)	This chart reflects the fact that Mr. McCrea’s bonuses have historically been accrued at the end of the reporting period and cash settled immediately subsequent to the end of the reporting period.

Executive Employment Agreements

On July 28, 2011, the Company’s CornerWorld, Inc. subsidiary entered into an employment agreement with Mr. Beck, its Chairman and Chief Executive Officer. Mr. Beck’s employment agreement has been modified multiple times, most recently as of November 1, 2013.  Pursuant to his employment agreement, Mr. Beck is paid an annual base salary of $23,000 and an annual performance based cash bonus subject to the discretion of the Board of Directors, a bonus fee of 2% of all equity and debt raised during the time of his contract payable out of proceeds at closing of such equity and/or debt capital transaction, a 3.50% fee for the transaction value of all acquisitions as defined in his employment agreement payable at closing, warrants equal to 3.25% of the equity issued pursuant to any debt and equity raised during the time of his employment agreement and the greater of 5% of fair market value or $5.0 million buyout fee in the case of a change in control. Mr. Beck’s employment agreement also provides that, if he is terminated without cause prior to the end of the employment agreement, he will be paid the full amount of his base salary for any days remaining in the full ten year term, the Company will purchase all equity instruments held by Mr. Beck and the Company will pay Mr. Beck $5.0 million within six months of his termination. Finally, Mr. Beck will receive 10% of amounts payable to the Company as a result of any patent infringement litigation. Mr. Beck’s employment agreement continues through July 27, 2021.

Mr. McCrea was employed subject to his employment agreement which became effective August 1, 2010. Pursuant to his employment agreement, Mr. McCrea was paid an annual base salary of $165,000 and a cash bonus equivalent up to 25% of his base salary. With respect to Mr. McCrea’s bonus, 33% was at the discretion of the Chief Executive Officer, 33% was payable to the extent the Company’s EBITDA exceeded $1.5 million and 33% if the Company completed its public filings in a timely manner. Mr. McCrea was also to be paid a severance equal to six months of his base salary should he be terminated without cause. On July 27, 2012, the Company and Mr. McCrea amended Mr. McCrea’s employment agreement such Mr. McCrea’s agreement continued through July 31, 2014.  All other terms remain unchanged.  Mr. McCrea’s employment agreement expired of its own accord on July 31, 2014 and was not renewed.  Mr. McCrea continues to be an at-will employee of the Company.

During the fiscal year ended December 31, 2014, there have been no occurrences of the re-pricing of an outstanding option or other equity-based award and no waiver or modification of any specified performance target with respect to any amount included in non-stock incentive plan compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information regarding stock option awards previously granted which were outstanding at December 31, 2014.

		Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (b)	Number of Securities Underlying Unexercised Unexercisable Options (c)	Equity Incentive Plan: Number of Securities Underlying Unexercised Unearned Options (d)	Weighted Average Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares of Units of Stock That Have Not Vested (g)	Market Value of Shares of Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (j)
Scott N. Beck	—	—	—	—	—	—	—	—	—
V. Chase McCrea III	200,000	—	—	$0.20	10/12/15	—	—	—	—

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

The number of shares outstanding under the Company’s 2007 Incentive Stock Plan as of December 31, 2014 was 1,925,000.

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

The number of shares outstanding under the Company’s 2007 Stock Compensation Plan as of December 31, 2014 was 1,625,000.

Director Compensation

The Company does not pay compensation to its directors for their service at this time. Furthermore, the Company has no present formal plan for compensating our directors for their service in their capacity as such.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL

Mr. Beck is the lone named Executive Officers currently employed subject to an employment agreement.  Pursuant to his respective employment agreement, he is entitled to payments for termination for reasons other than cause or resulting from a change in control described as follows:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of January 22, 2015 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s Directors, (iii) each of the executive officers and (iv) all current Directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. As of January 22, 2015, the Directors and executive officers of the Company held a total of 63,125,730 shares of Common Stock entitled to vote, representing 38.7% of the then outstanding shares of Common Stock.

Beneficial Owner	Amount of Common Stock Beneficially Owned as of January 22, 2015 (1)	Percentage of Common Stock Outstanding (1)

Executive Officers and Directors (2)
Scott Beck	56,787,044	34.9%
Marc Blumberg	3,138,686	1.9%
V. Chase McCrea III (3)	3,200,000	2.0%
All executive officers and directors as a group (consisting of 3 individuals)	63,125,730	38.7%

Other 5% stockholders:
IU Holdings II, LP (4)	58,314,132	35.8%
Total Executive Officers, Directors and Affiliates (2)	121,439,862	74.2%

(1)

The number of shares of Common Stock outstanding as of January 22, 2015 was 162,937,110. The number of beneficially owned shares includes 200,000 shares issuable pursuant to stock options that may be exercised within sixty (60) days after January 22, 2015.

(2)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the officers and Directors named in the table have sole voting and investment power with respect to all shares of Common Stock. Unless otherwise indicated, the business address of each beneficial owner listed is 13101 Preston Road, Suite 510, Dallas, Texas 75240.

(3)	Includes 200,000 shares issuable upon exercise of stock options exercisable or that vest within 60 days of December 31, 2014.

(4)

The business address of this entity is 5005 LBJ, Freeway, Suite 370 Occidental Tower Management, Dallas, TX 75244.  See “Certain Relationship ad Related Transactions” below for additional information regarding this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As part of the Company’s 2008 acquisition of Enversa, the Company borrowed $1,500,000 from Internet University, Inc., Marc Blumberg and Marc Pickren (collectively, the “Enversa Sellers”).  Mr. Blumberg is a member of the Company’s Board of Directors as well as the former president of Internet University, Inc. and Mr. Pickren was the President of the Company.  On October 31, 2012, the Company settled the notes to the Enversa Sellers in their entirety via the conversion to shares of the Company’s common stock.  The outstanding principal balances on the notes themselves, as well as any outstanding accrued interest, were converted at the rate of $0.15/share.  Accordingly, the notes to the Enversa Sellers had no outstanding balances at December 31, 2014.  The Company recorded interest of $0, $0 and $69,726 on these notes during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC (the “Tier 3 Junior Note”).   IU Investments, LLC is an entity owned by the immediate family members of the Company’s Chief Executive Officer. The outstanding portion of the Tier 3 Junior Note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 3 Junior Note had no outstanding balance at December 31, 2014. The Company recorded interest of $0, $26,105 and $57,992 on the Tier 3 Junior Note during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.

On March 30, 2011, the Company entered into a subordinated $1,500,000 promissory note with IU Holdings, LP (“IUH”) (the “Tier 2 Junior Note”).  IUH is a partnership whose limited partners include the immediate family members of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, served as the manager of IU Holdings, GP, LLC, which is the general partner of IUH. The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 2 Junior Note had no outstanding balance at December 31, 2014. The Company recorded interest expenses of $0, $73,006 and $162,314 on the Tier 2 Junior Note during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University (the “Tier 5 Junior Lender”).  The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 5 Junior Note had no outstanding balance at December 31, 2014. The Company recorded interest expenses of $0, $1,342 and $19,639 on the Tier 5 Junior Note during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Tier 7 Junior Note is payable in monthly installments of $12,746 until such point as the Tier 7 Junior Note matures on July 31, 2016.  The Company amended this note on September 30, 2014 such that principal payments were deferred until December 31, 2014 and the interest rate was reduced to 6.25%; interest on the outstanding principal amount under the Tier 7 Junior Note is payable at the Company’s choosing.  The Company recorded interest of $26,845, $24,186 and $36,685 on the Senior Note during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.  On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 to Scott N. Beck, the Company’s Chief Executive Officer and the holder of the Senior Note, which constituted an event of default under the Senior Note.  Mr. Beck did not call default but there can be no assurance that, as the Company’s Senior Lender, he will not do so. It is anticipated that the Company will amend the Senior Note at some future point but there can be no assurance that we will be successful in amending the terms of the Senior Note.  Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.  The balance of this note totaled $338,958 at December 31, 2014.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts created by the father of the Company’s Chief Executive Officer. The lease was originally for five years with minimum future rentals of $31,900 in the next fiscal year, followed by $13,500 in the final year.  The Company paid $30,000, $20,000 and $106,692 in rent during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.  The Company also has a $17,500 deposit on the space for this lease.

The Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $60,000, $40,000 and $60,000 from this entity during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

Audit and Related Fees

The following is a summary of fees and services approved by the Company and billed by Montgomery Coscia Greilich LLP (“MCG”)for the fiscal year ended December 31, 2014 and the transitional eight month period December 31, 2013.

	Year ended December 31, 2014	Eight month period ended December 31, 2013

Audit Fees (1)	$25,000	$21,000
Audit Related Fees (2)	—	—
Total (3)	$25,000	$21,000

(1)

Audit Fees. This represents the aggregate fees billed to us in each of fiscal 2014 and the eight month period ended December 31, 2013 for professional services rendered by MCG for (i) the audit of our annual financial statements included in our annual report on Form 10-K and (ii) the review of our interim financial statements included in the quarterly reports.

(2)

Audit-Related Fees. The aggregate fees billed to us in each of fiscal 2014 and the eight month period ended December 31, 2013 for professional services rendered by MCG for audit-related fees including statutory and regulatory filings was zero.  We do not currently engage MCG to perform internal control testing.

(3)	We do not currently engage MCG to perform tax or other services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1.) Consolidated Financial Statements

The report of our independent registered public accounting firm and our consolidated financial statements are listed below and begin on page F-1 of this Annual Report on Form 10-K.

Financial Information

Page Number
Reports of Independent Registered Public Accounting Firms	F-1– F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 – F-19

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

Exhibit
Numbers	Description
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

Exhibit
Numbers	Description
10.24	A form of the Pledge and Security Agreement dated as of March 30, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed April 5, 2011)
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

Exhibit
Numbers	Description
10.50w	Amendment Number 1 to Employment Agreement by and between CornerWorld Corporation and Scott Beck dated December 15, 2011
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

10.73w	Amendment Number 3 to Employment Agreement by and between CornerWorld Corporation and Scott Beck dated July 28, 2013

Exhibit
Numbers	Description
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

10.78w

Amendment Number 5 to Employment Agreement dated as of July 28, 2011 between CornerWorld Corporation and Scott Beck (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 6, 2013)

10.79w

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

CornerWorld, Corporation

March 31, 2015	By:	/s/ Scott Beck
Scott Beck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Beck	Chairman of the Board of Directors and	March 31, 2015
Scott Beck	Chief Executive Officer
(Principal Executive Officer)

/s/ V. Chase McCrea III	Chief Financial Officer	March 31, 2015
V. Chase McCrea III	(Principal Financial and Accounting Officer)

/s/ Marc Blumberg	Director	March 31, 2015
Marc Blumberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

CornerWorld Corporation

We have audited the accompanying consolidated balance sheets of CornerWorld Corporation as of December 31, 2014 and 2013 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the year ended December 31, 2014 and the eight-month period ended December 31, 2013. CornerWorld Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CornerWorld Corporation as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the year ended December 31, 2014 and the eight-month period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company for the fiscal year ended April 30, 2013 were audited by other auditors whose report dated August 12, 2013, expressed an un-modified opinion thereon.

/s/ MONTGOMERY COSCIA AND GREILICH, LLP

Dallas, Texas

March 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

CornerWorld Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended April 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and cash flows for CornerWorld Corporation for the year ended April 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

August 12, 2013 except for Note 3 related to April 30, 2013, as to which the date is July 16, 2014

CornerWorld Corporation

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash	$70,746	$857,954
Accounts receivable, net	42,101	119,904
Prepaid expenses and other current assets	65,132	152,317
Total current assets	177,979	1,130,175

Property and equipment, net	2,677	19,486
Other assets	7	28,000
TOTAL ASSETS	$180,663	$1,177,661

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$230,134	$225,064
Accrued expenses	329,103	347,967
Notes payable related parties, current portion	152,952	101,968
Lease payable, current portion	2,662	10,704
Deferred revenue	75,687	70,322
Other current liabilities	9,266	—
Total current liabilities	799,804	756,025
Long-term liabilities:
Notes payable related parties, net of current portion	186,006	236,990
Lease payable, net of current portion	—	2,383
Total liabilities	985,810	995,398

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 162,937,110 and 156,813,704 shares issued and outstanding, at December 31, 2014 and 2013, respectively	162,937	156,813
Additional paid-in capital	11,806,865	11,801,224
Accumulated deficit	(12,774,949)	(11,775,774)
Total stockholders’ equity (deficit)	(805,147)	182,263
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$180,663	$1,177,661

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Operations

	For the Year Ended December 31,	Eight-month Period Ended December 31,	For the Year Ended April 30,
	2014	2013	2013
Sales, net	$988,221	$673,954	$1,925,734

Costs of goods sold	528,854	271,356	722,398

Gross profit	459,367	402,598	1,203,336

Expenses:
Selling, general and administrative expenses	1,411,576	826,388	3,102,555
Depreciation and amortization	16,808	33,755	71,608
Total operating expenses	1,428,384	860,143	3,174,163
Operating loss	(969,017)	(457,545)	(1,970,827)

Other income (expense), net:
Interest expense	(26,845)	(37,171)	(237,371)
Other income (expense), net	(3,313)	(248,161)	(555,086)
Total other expense, net	(30,158)	(285,332)	(792,457)
Loss before income taxes	(999,175)	(742,877)	(2,763,284)
Income taxes	—	—	—
Loss from continuing operations	(999,175)	(742,877)	(2,763,284)
Income from discontinued operations, net of tax	—	538,568	1,401,050
Gain from disposal of discontinued operations, net of tax	—	2,788,543	—
Net income (loss)	$(999,175)	$2,584,234	$(1,362,234)

Basic earnings (loss) per share from continuing operations	$(0.01)	$0.00	$(0.02)
Basic earnings per share from discontinued operations	$0.00	$0.02	$0.01
Basic earnings (loss) per share	$(0.01)	$0.02	$(0.01)
Diluted earnings (loss) per share from continuing operations	$(0.01)	$0.00	$(0.02)
Diluted earnings per share from discontinued operations	$0.00	$0.02	$0.01
Diluted earnings (loss) per share	$(0.01)	$0.02	$(0.01)

Basic weighted average number shares outstanding	161,880,193	157,070,847	152,390,521
Diluted weighted average number shares outstanding	161,880,193	163,204,253	152,390,521

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance, May 1, 2012	147,547,607	147,547	10,164,724	(12,997,774)	(2,685,503)
Stock-based compensation expense	—	—	164,071	—	164,071
Conversion of debt to common stock	9,766,097	9,766	1,455,150	—	1,464,916
Net loss	—	—	—	(1,362,234)	(1,362,234)
Balance, April 30, 2013	157,313,704	157,313	11,783,945	(14,360,008)	(2,418,750)
Return of shares to treasury	(500,000)	(500)	500	—	—
Stock-based compensation expense	—	—	16,779	—	16,779
Net income	—	—	—	2,584,234	2,584,234
Balance, December 31, 2013	156,813,704	$156,813	$11,801,224	$(11,775,774)	$182,263
Exercise of warrants	6,123,406	6,124	(6,124)	—	—
Stock-based compensation expense	—	—	11,765	—	11,765
Net loss	—	—	—	(999,175)	(999,175)
Balance, December 31, 2014	162,937,110	$162,937	$11,806,865	$(12,774,949)	$(805,147)

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Cash Flows

	For the Year Ended December 31,	For the Eight-month Period Ended December 31,	For the Year Ended April 30,
	2014	2013	2013
Cash Flows from Operating Activities
Net income (loss)	$(999,175)	$2,584,234	$(1,362,234)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	16,808	33,755	71,608
Amortization of loan discounts	—	7,045	501,987
Provision for doubtful accounts	87,253	41,538	162,560
Stock-based compensation	11,765	16,779	164,071
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(9,450)	(44,002)	183,764
Prepaid expenses and other current assets	87,185	(72,556)	4,209
Other assets	27,993	32	697
Impairment of goodwill	—	—	554,986
Accounts payable	5,070	(724,668)	(339,413)
Accrued expenses	(18,864)	(481,455)	284,577
Deferred revenue	5,365	9,587	(51,099)
Other liabilities	9,266	—	—
Changes in assets and liabilities of discontinued operations	—	(1,949,521)	1,537,215
Net cash provided by (used in) operating activities	(776,784)	(579,232)	1,712,928
Cash Flows from Investing Activities
Proceeds from the sale of subsidiary	—	8,300,000	—
Fixed assets acquired pursuant to capital lease	(2,639)	(6,062)	(2,463)
Net cash provided by (used in) investing activities	(2,639)	8,293,938	(2,463)
Cash Flows from Financing Activities
Financing fees	—	(249,000)	—
Principal payments on debt	—	(4,791,316)	(1,160,000)
Principal payments on related party notes payable	—	(2,037,915)	(290,000)
Settlement of warrant	—	(929,017)	—
Payments on capital lease	(7,785)	(384)	—
Net cash used in financing activities	(7,785)	(8,007,632)	(1,450,000)
Net increase (decrease) in cash	(787,208)	(292,926)	260,465
Cash at beginning of period	857,954	1,150,880	890,415
Cash at end of period	$70,746	$857,954	$1,150,880

Cash paid for:
Interest	$—	$431,642	$855,626
Income taxes	$—	$—	$—
Non-Cash Financing Activities:
Conversion of debt to common stock	$—	$—	$1,464,916
Acquisition of fixed assets pursuant to capital lease	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Notes to Consolidated Financial Statements

December 31, 2014

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

Spinoff

On November 5, 2014, the Company announced that it had signed a non-binding letter of intent (the “LOI”) to merge its interests with another entity.  As discussions surrounding the LOI progressed, the Company determined that the most efficient way to effectuate the merger would be to spin-off all of the Company’s operations into Woodland.  Accordingly, on March 17, 2015, Woodland filed a Registration Statement on Form 10 with the SEC.  In addition, on March 17, 2015, the Company’s Board of Directors unanimously approved the spin-off to become effective immediately preceding the merger proposed pursuant to the LOI.

Change in Fiscal Year

The Company’s year-end is December 31.  On April 29, 2014, the Company announced that it was changing its fiscal year end from April 30 to December 31.  Accordingly, this transitional report on form 10-K details the Company’s accounts as of December 31, 2013 and its results of operations, cash flow and stockholders’ equity (deficit) for the eight-month period then ended as well as its accounts as of April 30, 2013, the last date the Company was audited, and its results of operations, cash flow and stockholders’ equity (deficit) for the two years then ended.  Moving forward, the Company will report its accounts on a more standard calendar reporting basis filing quarterly reports as of March 31, June 30 and September 30 each year and an annual report as of December 31 of each future year.  See Note 13, Transition Period Comparative Data (unaudited), for more information with respect to our change in fiscal year end.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $80,790 and $44,574 as of December 31, 2014 and 2013, respectively.

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

December 31, 2014

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

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The property and equipment had not incurred any impairment loss at December 31, 2014.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360. The Company’s primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management reviews its long-lived assets annually and concluded that, as of April 30, 2013, due to negative cash flows and the continuing deterioration of market conditions in the for-profit education space, the goodwill associated with Enversa had become permanently impaired.  Accordingly, the Company recorded a charge to earnings totaling $554,986 to impair Enversa’s goodwill for the year ended April 30, 2013.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on comparable companies. These factors could change in the future, affecting the determination of stock based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with ASC No. 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options. See also Note 8 Stock Based Compensation, for more details.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CornerWorld Corporation, its wholly owned subsidiaries and entities determined to meet the definition of Variable Interest Entities. All significant intercompany transactions and balances have been eliminated in consolidation.

Concentrations of Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Federal Deposit Insurance Corporation (FDIC) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000. At December 31, 2014 and 2013 the Company had $0 and $476,000, respectively, in excess of that which is insured by the FDIC.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2014, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Issuance of Stock for Non-Cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3.  Discontinued Operations

We completed the sale of our Ranger business on September 30, 2013 for $7.5 million in cash plus a contingent receivable for $800,000 which we collected in November 2013; we recognized a gain of $2,788,543 on the sale, net of tax. The decision to sell Ranger allowed us to retire substantially all of our secured debt, including debt with loan covenants for which we were previously not in compliance. Our Ranger operations, previously reported within the Communications Services segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the operations up to the date of sale for the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013. In addition, all secured debt retired as a result of the divestiture have been reclassified as discontinued operations and interest plus loan discounts from all secured debt, including the Company’s put warrants, directly paid off as a result of the divestiture of Ranger, was allocated to discontinued operations for all periods presented. Finally, the Company’s patent and all of its goodwill, as of April 30, 2013 were part of the assets divested while all revenues related to the Company’s customer concentrations as of December 31, 2013 and April 30, 2013 were also part of the discontinued operations.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

The following is a summary of the operating results of our discontinued operations:

	For the Year Ended December 31, 2014	For the Eight-month Period Ended December 31, 2013	For the Year Ended April 30, 2013
Sales, net	$—	$2,014,095	$5,256,108

Income from discontinued operations before income taxes	—	538,568	1,401,050
Income taxes	—	—	—
Net income from discontinued operations	$—	$538,568	$1,401,050

There were no assets and liabilities held for sale as of December 31, 2014 and 2013.

4. Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2014	2013
Computer equipment	$236,583	$236,583
Furniture	86,499	86,499
Software	79,061	79,061
Leasehold improvements	9,977	9,977
Total	412,120	412,120
Less: accumulated depreciation and amortization	(409,443)	(392,634)
Property and equipment, net	$2,677	$19,486

Depreciation expense for property and equipment for the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the year ended April 30, 2013 was $16,808, $33,755 and $71,608, respectively.

5. Debt

	As of December 31
	2014	2013
Long-term Debt
Note payable to CEO; the note matures July 31, 2016. At December 31, 2014, the interest rate was 6.25%. This note is collateralized by all assets of the Company save for the Ranger patent. See also Note 8, Related Party Transactions.	338,958	338,958
Total debt	338,958	338,958
Less current portion of long-term debt	(152,952)	(101,968)
Non-current portion of long-term debt	$186,006	$236,990

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

Substantially all of the Company’s secured notes payable were also paid off as a result of the sale of Ranger. The remaining collateralized note payable, due to the Company’s CEO, contains no restrictive covenants or events of default other than non-payment.

On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 to Scott N. Beck, the Company’s Chief Executive Officer, which constituted an event of default under the Company’s lone senior secured note.  Mr. Beck did not call default but there can be no assurance that, as the Company’s senior secured lender, he will not do so. It is anticipated that the Company will amend the note with Mr. Beck at some future point but there can be no assurance that we will be successful in amending the terms of Mr. Beck’s senior secured note.  Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior secured lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.

Future minimum principal payments pursuant to the above long term debt agreements are as follows:

As of December 31, 2014
2015	$152,952
2016	152,952
2017	33,054
Total	$338,958

6. Leases

The Company leases its facilities under non-cancelable operating lease agreements. The leases expire on various dates through 2016 and provide for minimum monthly rents of approximately $3,500. Rent expense for the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013 was approximately $24,137, $138,982 and $283,649, respectively. See also Note 11, Related Party Transactions, for more details.

The Company also has a capital lease on telecom equipment.  The lease expires on March 1, 2015 and the Company makes monthly payments of $892 pursuant to the terms of this lease.

Future minimum lease payments under non-cancelable leases are as follows:

As of December 31, 2014
2015	$33,685
2016	13,500
Total lease payments	$47,185

7. Equity

Preferred Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no issued and outstanding preferred shares as of December 31, 2014.

Common Stock

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. As of December 31, 2014, 162,937,110 shares of common stock were issued and outstanding.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

Warrants

The following summarizes the Company’s warrant transactions for the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the year ended April 30, 2013:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable, May 1, 2012	24,566,415	$0.11
Granted	—	—
Cancelled or Expired	(420,000)	1.46
Outstanding, April 30, 2013	24,146,415	$0.08
Granted	—	—
Cancelled or Expired	(14,942,009)	0.09
December 31, 2013	9,204,406	$0.07
Granted	—	—
Exercised	(6,123,406)	—
Cancelled or Expired	(3,081,000)	0.07
December 31, 2014	—	$—

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

There were 1,925,000 shares outstanding under the Company’s 2007 Incentive Stock Plan as of December 31, 2014.

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

There were 1,625,000 shares outstanding under the Company’s 2007 Stock Compensation Plan as of December 31, 2014.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	December 31, 2014
	Shares Reserved for Grant	Awards Available for Grant
Incentive Stock Plan	4,000,000	2,075,000
Stock Compensation Plan	4,000,000	2,375,000
	8,000,000	4,450,000

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

	For the Year Ended December 31,	For the Eight-month Period Ended December 31,	For the Year Ended April 30,
	2014	2013	2013
Expected term (in years)	5.0	—	5.0
Expected volatility	125.0%	—%	100.0%
Risk-free interest rate	1.55%	—%	0.2%
Dividend yield	—%	—%	0.0%

A summary of activity under the Stock Plans and changes during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the year ended April 30, 2013 is presented below:

	Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2012	2,910,000	$0.35	3.12	$44,600
Granted	30,000	0.29
Cancelled/forfeited	(695,000)	0.20
Outstanding at April 30, 2013	2,245,000	$0.38	1.49	$—
Granted	—	—
Cancelled/forfeited	(1,605,000)	0.44
Outstanding at December 31, 2013	640,000	$0.22	1.63	$—
Granted	3,200,000	0.11
Cancelled/forfeited	(290,000)	0.21
Outstanding at December 31, 2014	3,550,000	$0.13	3.94	$20,000
Options vested and expected to vest	1,905,000	$0.12	3.76	$5,000
Options exercisable at end of period	1,130,000	$0.15	3.32	$5,000

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

During the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the year ended April 30, 2013, the Company recognized $11,765, $16,779 and $164,071 of stock-based compensation expense, respectively. As of December 31, 2014 and 2013 there was $26,835 and $18,646, respectively, of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.94 weighted average years.

9. Commitments and Contingencies

Litigation

On October 10, 2013, the Company’s former President, Marc A. Pickren (“Pickren”) filed a lawsuit in Dallas County District Court alleging, among other things, that the Company had wrongfully terminated his employment; Pickren’s suit sought claims approximating $265,000.  Pickren’s employment agreement expired on September 15, 2013 and was not renewed. Pickren was removed as President of CornerWorld Corporation on October 4, 2013 though he remained employed as the President of Enversa until October 8, 2013 when he was terminated for cause.  The Company settled the lawsuit out of court for an undisclosed amount in August 2014.

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

Employment Agreements

On July 28, 2011, the Company’s CornerWorld, Inc. subsidiary entered into an employment agreement with Mr. Beck, its Chairman and Chief Executive Officer. Mr. Beck’s employment agreement has been modified multiple times, most recently as of November 1, 2013.  Pursuant to his employment agreement, Mr. Beck is paid an annual base salary of $18,000 which adjusted to a base salary of $23,000 effective January 1, 2014.  In addition, Mr. Beck is entitled to an annual performance-based cash bonus subject to the discretion of the Board of Directors, a bonus fee of 2% of all equity and debt raised during the time of his contract payable out of proceeds at closing of such equity and/or debt capital transaction, a 3.50% fee for the transaction value of all acquisitions as defined in his employment agreement payable at closing, warrants equal to 3.25% of the equity issued pursuant to any debt and equity raised during the time of his employment agreement, a warrant equal to 3.25% of the transaction value of any equity issued in association with all acquisitions and the greater of 5% of fair market value or $5.0 million buyout fee in the case of a change in control. Mr. Beck’s employment agreement also provides that, if he is terminated without cause prior to the end of the employment agreement, he will be paid the full amount of his base salary for any days remaining in the full ten year term, the Company will purchase all equity instruments held by Mr. Beck and the Company will pay Mr. Beck $5.0 million within six months of his termination. Finally, Mr. Beck will receive 10% of amounts payable to the Company as a result of any patent infringement litigation. Mr. Beck’s employment agreement continues through July 27, 2021.

The Company’s Chief Financial Officer, V. Chase McCrea III, was employed subject to his employment agreement which expired on July 31, 2014 at which time it was not renewed.  Mr. McCrea remains an at-will employee of the Company.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

10. Segment Reporting

The Company operates in three integrated business segments: (i) marketing services, (ii) communications services and (iii) Corporate, formerly, on-line media networks:

	For the Year Ended December 31,	For the Eight-month Period Ended December 31,	For the Year Ended April 30,
	2014	2013	2013
Net sales:
Marketing Services	$706,566	$592,756	$1,749,491
Communications Services	244,155	81,198	176,243
Corporate	37,500	—	—
Total net sales	$988,221	$673,954	$1,925,734
Income (loss) from continuing operations before income taxes:
Marketing Services	$42,321	$1,770	$554,997
Communications Services	(46,723)	(162,887)	(410,939)
Corporate	(994,773)	(581,760)	(2,907,342)
Total loss from continuing operations before income taxes	$(999,175)	$(742,877)	$(2,763,284)
Net Income (loss):
Marketing Services	$42,321	$1,770	$554,997
Communications Services	(46,723)	2,979,960	1,350,649
Corporate	(994,773)	(397,496)	(3,267,880)
Net income (loss)	$(999,175)	$2,584,234	$(1,362,234)
Depreciation and amortization:
Marketing Services	$—	$3,368	$6,183
Communications Services	10,709	10,474	18,398
Corporate	6,099	19,913	47,027
Total depreciation and amortization	$16,808	$33,755	$71,608
Total assets:
Marketing Services	$90,729	$172,617	$179,722
Communications Services	24,414	133,978	7,709,598
Corporate	65,520	871,066	76,713
Total segment identifiable assets	$180,663	$1,177,661	$7,966,033

There were no material intersegment sales. Operating income is defined as third party sales less operating expenses. All of the Company’s business activities are conducted within the United States geographic boundaries.

11. Related Party Transactions

As part of the Company’s 2008 acquisition of Enversa, the Company borrowed $1,500,000 from Internet University, Inc., Marc Blumberg and Marc Pickren (collectively, the “Enversa Sellers”).  Mr. Blumberg is a member of the Company’s Board of Directors as well as the former president of Internet University, Inc. and Mr. Pickren was the President of the Company.  On October 31, 2012, the Company settled the notes to the Enversa Sellers in their entirety via the conversion to shares of the Company’s common stock.  The outstanding principal balances on the notes themselves, as well as any outstanding accrued interest, were converted at the rate of $0.15/share.  Accordingly, the notes to the Enversa Sellers had no outstanding balances at December 31, 2014.  The Company recorded interest of $0, $0 and $69,726 on these notes during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC (the “Tier 3 Junior Note”).  IU Investments, LLC is an entity owned by the immediate family members of the Company’s Chief Executive Officer. The outstanding portion of the Tier 3 Junior Note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 3 Junior Note had no outstanding balance at December 31, 2014. The Company recorded interest of $0, $26,105 and $57,992 on the Tier3 Junior Note during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.

On March 30, 2011, the Company entered into a subordinated $1,500,000 promissory note with IU Holdings, LP (“IUH”) (the “Tier 2 Junior Note”).  IUH is a partnership whose limited partners include the immediate family members of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, served as the manager of IU Holdings, GP, LLC, which is the general partner of IUH. The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 2 Junior Note had no outstanding balance at December 31, 2014. The Company recorded interest expenses of $0, $73,006 and $162,314 on the Tier 2 Junior Note during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University (the “Tier 5 Junior Lender”).  The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 5 Junior Note had no outstanding balance at December 31, 2014. The Company recorded interest expenses of $0, $1,342 and $19,639 on the Tier 5 Junior Note during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Tier 7 Junior Note is payable in monthly installments of $12,746 until such point as the Tier 7 Junior Note matures on July 31, 2016.  The Company amended this note on September 30, 2014 such that principal payments were deferred until December 31, 2014 and the interest rate was reduced to 6.25%; interest on the outstanding principal amount under the Tier 7 Junior Note is payable at the Company’s choosing.  The Company recorded interest of $26,845, $24,186 and $36,685 on the Senior Note during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.  On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 to Scott N. Beck, the Company’s Chief Executive Officer and the holder of the Senior Note, which constituted an event of default under the Senior Note.  Mr. Beck did not call default but there can be no assurance that, as the Company’s Senior Lender, he will not do so. It is anticipated that the Company will amend the Senior Note at some future point but there can be no assurance that we will be successful in amending the terms of the Senior Note.  Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.  The balance of this note totaled $338,958 at December 31, 2014.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts created by the father of the Company’s Chief Executive Officer. The lease was originally for five years with minimum future rentals of $31,900 in the next fiscal year, followed by $13,500 in the final year.  The Company paid $30,000, $20,000 and $106,692 in rent during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.  The Company also has a $17,500 deposit on the space for this lease.

The Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $60,000, $40,000 and $60,000 from this entity during the year ended December 31, 2014, the eight-month period ended December 31, 2013 and the fiscal year ended April 30, 2013, respectively.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

12. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Due to continued losses from operations, since the inception of the Company, no provision for income taxes has been made in these consolidated financial statements.  The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Year Ended December 31, 2014		Eight-month Period Ended December 31, 2013
Federal statutory rate	34.00%		34.00%
Effect of:
Valuation allowance	(34.00%	)	(34.00%	)
Effective income tax rate	—%		—%

The Company is in the process of completing its federal income tax return and does not expense to have an income tax liability due to continued losses from operations. The Company’s estimated income tax provision is summarized below:

	Year Ended December 31, 2014	Eight-month Period Ended December 31, 2013
Income tax expense (benefit):
Federal - current	$(686,784)	$(534,014)
Federal - deferred	349,653	1,415,119
Total	(337,131)	881,105
Less: valuation allowance	337,131	881,105
Total	$—	$—

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.  At December 31, 2014 we had no unrecognized tax benefits in income tax expense, and do not expect any for the year ended December 31, 2015.  Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before April 30, 2012.

The estimated components of the deferred tax asset are as follows:

	Year Ended December 31, 2014	Eight-month Period Ended December 31, 2013
Deferred tax assets:
Net operating loss carryforwards	$2,145,327	$1,458,542
Depreciation and amortization	741,298	423,733
Stock compensation expense	1,956,714	1,952,714
Other deferred tax assets	155,735	155,736
Other deferred tax liabilities	(10,645)	(10,645)
Total deferred tax assets	4,988,429	3,980,080
Valuation allowance	(4,988,429)	(3,980,080)
Net deferred tax assets	$—	$—

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2014

For the year ended December 31, 2014 and the eight-month period ended December 31, 2013 the cumulative deferred tax assets of $4,988,429 and $3,980,080 and respectively, are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. The cumulative income tax loss carryforward, of $6,309,785, if not used, will expire in various years through 2035, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.

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

14. Subsequent Events

On March 17, 2015 the Company’s Board of Directors unanimously approved the spin-off of all of the Company’s operating subsidiaries into the Company’s wholly owned Woodland subsidiary to become effective immediately preceding the merger proposed pursuant to the LOI. All CornerWorld shareholders will be entitled to receive their pro-rata ownership percentage of Woodland. The Company filed a Registration Statement on Form 10 for the purposes of spinning off all of the Company’s operating subsidiaries.  The Registration Statement was filed under the name of the Company’s Woodland Holdings Corporation subsidiary.