Form 10-Q
period 2015-03-31
Cornerworld Corp
filed 2015-05-13
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of May 13, 2015 was 162,937,110.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2015 and 2014	2

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2015	3

	Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2015 and 2014	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

3	Quantitative and Qualitative Disclosures about Market Risk	16

4	Controls and Procedures	16

	PART II. OTHER INFORMATION

1	Legal Proceedings	17

1A	Risk Factors	17

2	Unregistered Sales of Equity Securities and Use of Proceeds	17

3	Defaults Upon Senior Securities	17

4	Mine Safety Disclosures	17

5	Other Information	17

6	Exhibits	17

	Signatures	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
Assets	(Unaudited)
Current assets:
Cash	$38,764	$70,746
Accounts receivable, net	66,400	37,313
Prepaid expenses and other current assets	18,341	65,132
Assets of discontinued operations	19,721	4,788
Total current assets	143,226	177,979

Property and equipment, net	—	2,677
Other assets	1	7
TOTAL ASSETS	$143,227	$180,663

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$187,605	$217,726
Accrued expenses	302,729	311,977
Notes payable related parties	203,936	152,952
Lease payable, current portion	—	2,662
Deferred revenue	—	75,687
Other current liabilities	—	9,266
Liabilities of discontinued operations	13,234	29,534
Total current liabilities	707,504	799,804
Long-term liabilities:
Notes payable related parties, net of current portion	135,022	186,006
Total liabilities	842,526	985,810

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 162,937,110 shares issued and outstanding, at March 31, 2015 and December 31, 2014, respectively	162,937	162,937
Additional paid-in capital	11,808,236	11,806,865
Accumulated deficit	(12,670,472)	(12,774,949)
Total stockholders’ equity (deficit)	(699,299)	(805,147)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$143,227	$180,663

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2015	2014

Sales, net	$266,464	$254,829

Costs of goods sold	98,526	132,845

Gross profit	167,938	121,984

Expenses:
Selling, general and administrative expenses	71,172	327,741
Depreciation and amortization	907	8,775
Total operating expenses	72,079	336,516
Operating income (loss)	95,859	(214,532)

Other income (expense), net:
Interest expense	(6,779)	(6,511)
Other income (expense), net	(380)	(3,313)
Total other expense, net	(7,159)	(9,824)
Income (loss) from continuing operations before income taxes	88,700	(224,356)
Income taxes	—	—
Income (loss) from continuing operations	88,700	(224,356)
Income (loss) from discontinued operations, net of tax	15,777	(8,837)
Gain from discontinued operations, net of tax	—	—
Net income (loss)	$104,477	$(233,193)

Basic and diluted earnings loss per share from continuing operations	$0.00	$0.00
Basic and diluted earnings per share from discontinued operations	$0.00	$0.00
Basic and diluted earnings (loss) per share	$0.00	$0.00

Basic and diluted weighted average number shares outstanding	162,937,110	158,650,726

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2014	162,937,110	$162,937	$11,806,865	$(12,774,949)	$(805,147)
Stock-based compensation expense	—	—	1,371	—	1,371
Net income	—	—	—	104,477	104,477
Balance, March 31, 2015	162,937,110	$162,937	$11,808,236	$(12,670,472)	$(699,299)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months ended March 31,
	2015	2014

Cash Flows from Operating Activities
Net income (loss)	$104,477	$(233,193)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	907	8,775
Provision for doubtful accounts	18,276	10,874
Stock-based compensation	1,371	3,765
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(47,363)	25,307
Prepaid expenses and other current assets	46,791	60,510
Other assets	6	(2)
Accounts payable	(30,121)	(60,588)
Accrued expenses	(9,248)	13,849
Deferred revenue	(75,687)	(35,828)
Other current liabilities	(9,266)	—
Changes in assets and liabilities of discontinued operations	(31,233)	(8,398)
Net cash used in operating activities	(31,090)	(214,929)

Cash Flows from Financing Activities
Payments on capital leases	(892)	(2,571)
Net cash used in financing activities	(892)	(2,571)
Net decrease in cash	(31,982)	(217,500)
Cash at beginning of period	70,746	857,954
Cash at end of period	$38,764	$640,454

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld consolidated financial statements as of and for the year ended December 31, 2014, as filed with the SEC on Form 10-K.

Organization

The Company was incorporated in the State of Nevada, on November 9, 2004. Effective May 1, 2007, the Company changed its name to CornerWorld Corporation.

The Company provides certain marketing services through its operating subsidiary Enversa Companies LLC, a Texas limited liability company (“Enversa”).  CornerWorld is the sole member of Enversa.  Enversa is a technology-oriented direct response marketing company. Enversa identifies qualified leads for advertisers thereby connecting them with potential consumers. Enversa utilizes a pay-for-performance pricing model which is appealing to clients because it ensures that they are billed solely for campaign performance. Enversa also provides search engine optimization services (“SEO”), domain leasing and website management services on a recurring monthly basis.

The Company provides telecommunications services, including telephony and internet services, through its wholly-owned subsidiary, Woodland Holdings Corp. (“Woodland Holdings”) who provides such services through its wholly owned subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”).  As a provider of Internet and VoIP services, T2 delivers leading-edge technology to business customers in Michigan and Texas. Offerings include: phone lines, Internet connections, long distance and toll-free services. T2 Communications is a Competitive Local Exchange Carrier (CLEC).  PSM, also a CLEC, holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes.

On March 31, 2015, the Company sold T2’s Michigan-based customers as well as T2’s network operations and contracts to an unrelated third party.  See also Note 3, Discontinued Operations, for more information here.

The Company’s year-end is December 31st.

Spinoff

On November 5, 2014, the Company announced that it had signed a non-binding letter of intent (the “LOI”) to merge its interests with another entity.  As discussions surrounding the LOI progressed, the Company determined that the most efficient way to effectuate the merger would be to spin-off all of the Company’s operations into Woodland.  Accordingly, on March 17, 2015, Woodland filed a Registration Statement on Form 10 with the SEC.  Absent any comments from the SEC, the Registration Statement will become effective on or about May 17, 2015.  As of the date of this filing, no additional discussions surrounding the LOI have taken place and the Company has yet to enter into a formal merger agreement with the previously referenced entity.

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $30,318 and $80,790 as of March 31, 2015 and December 31, 2014, respectively.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s only long-lived assets are a patent and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. The patent, which was issued on March 4, 2014, is currently being valued at its net realizable value of $0. Management does not believe that its fixed assets are impaired. No impairment charges have been recorded as of March 31, 2015.

Stock-Based Compensation

The Company accounts for awards made under its two stock-based compensation plans pursuant to the fair value provisions of ASC No. 718. ASC No. 718 requires the recognition of stock-based compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options. ASC No. 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company accounts for stock-based compensation in accordance with ASC No. 718 and estimates its fair value based on using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s options. Although the fair value of the Company’s options is determined in accordance with ASC No. 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the options. See also Note 5 Stock Based Compensation, for more details.

Concentration of credit risk

Credit is extended based on an evaluation of the customer’s financial condition, and the Company does not require collateral. Write-offs of accounts receivable have historically been nominal. Approximately 43.9% and 49.5% of total revenue was derived from the Company’s largest customer during the three month periods ended March 31, 2015 and 2014, respectively.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3. Discontinued Operations

On March 31, 2015, the Company signed an agreement whereby it completed the sale of T2’s Michigan based operations on for $15,000 in cash plus a working capital adjustment to be determined at a future date; the Company retained T2 itself as well as T2’s Texas CLEC license among other Texas based T2 operations.  There was no gain recognized on the disposal as the Company had incurred losses on T2’s Michigan operations since its original acquisition on February 23, 2009.  The decision to sell T2’s Michigan operations eliminated the Company’s presence in Michigan altogether and enables the Company to focus solely on its more profitable lines of business, located in Texas.  T2’s Michigan operations, previously reported within the Communications Services segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the operations up to the date of sale for the three month periods ended March 31, 2015 and 2014.  In addition, all accounts receivable, accounts payable and accrued liabilities, as a result of the divestiture, have been reclassified as discontinued operations.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

The following is a summary of the operating results of our discontinued operations:

	For the Three Months Ended March 31,
	2015	2014

Sales, net	$39,185	$24,570

Income (loss) from discontinued operations before income taxes	15,777	(8,837)
Income taxes	—	—
Net income (loss) from discontinued operations	$15,777	$(8,837)

The following is a summary of assets and liabilities held for sale as of March 31, 2015:

March 31, 2015

Assets:
Current assets	$19,721
Assets of discontinued operations held for sale	19,721

Liabilities
Accounts payable and accrued expenses	13,234
$13,234

4. Debt

	As of
	March 31, 2015	December 31, 2014
Long-term Debt
Note payable to CEO; the note matures July 31, 2016. At March 31, 2015, the interest rate was 6.25%. This note is collateralized by all assets of the Company. See also note 8, Related Party Transactions.	338,958	338,958
Total debt	338,958	338,958
Less current portion of long-term debt	(203,936)	(152,952)
Non-current portion of long-term debt	$135,022	$186,006

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

The Company issued no options pursuant to this plan during the three month period ended March 31, 2015.

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

The Company issued no stock options pursuant to this plan during the three month period ended March 31, 2015.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	March 31, 2015
	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	3,745,000
Stock Compensation Plan	4,000,000	2,375,000
	8,000,000	6,120,000

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

	For the three month periods Ended March 31
	2015	2014

Expected term (in years)	—	5.0
Expected volatility	—%	125.0%
Risk-free interest rate	—%	1.5%
Dividend yield	—%	0.0%

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

A summary of activity under the Stock Plans and changes during the three month period ended March 31, 2015 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	3,550,000	$0.13	3.94	$20,000
Issued	—	—	—	—
Cancelled/forfeited	(1,670,000)	0.13
Outstanding at March 31, 2015	1,880,000	$0.12	3.51	$—
Options expected to vest	1,880,000	$0.12	3.51	$—
Options exercisable at end of period	717,500	$0.16	2.57	$—

For the three month periods ended March 31, 2015 and 2014, the Company recognized $1,371 and $3,765 of stock-based compensation expense, respectively. As of March 31, 2015 there was $11,781 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.51 weighted average years.

6. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended March 31, 2015
Revenue	$235,843	$30,621	$—	$266,464
Income (loss) from continuing operations before tax	88,783	79,543	(79,626)	88,700
Net (loss) income	88,783	95,320	(79,626)	104,477
Total assets	38,675	53,504	51,048	143,227
Depreciation and amortization	—	907	—	907

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended March 31, 2014
Revenue	$208,528	$46,301	$—	$254,829
Income (loss) from continuing operations before tax	10,481	(295)	(234,542)	(224,356)
Net (loss) income	10,481	(9,132)	(234,542)	(233,193)
Total assets	121,065	133,287	599,988	854,340
Depreciation and amortization	—	2,677	6,098	8,775

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Related Party Transactions

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer. Interest on the outstanding principal amount under the Senior Note is payable at the Company’s discretion at a rate of 6.25% per annum and monthly principal payments totaling $12,746 were due beginning December 31, 2014. On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 to Scott N. Beck, the Company’s Chief Executive Officer and the holder of the Senior Note, which constituted an event of default under the Senior Note. Mr. Beck did not call default but there can be no assurance that, as the Company’s Senior Lender, he will not do so. It is anticipated that the Company will amend the Senior Note at some future point but there can be no assurance that we will be successful in amending the terms of the Senior Note. Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.  The Company recorded interest of $6,779 and $6,370 on this facility during the three month periods ended March 31, 2015 and 2014, respectively. The balance of this note totaled $338,958 at March 31, 2015.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts controlled by the family of the Company’s Chief Executive Officer. The Company paid $7,500 and $7,500 in rent during the three month periods ended March 31, 2015 and 2014, respectively.

In addition, the Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $15,000 from this entity during each of the three month periods ended March 31, 2015 and 2014.

8. Subsequent Events

Subsequent to the date of the issuance of these statements, the largest client of our marketing services segment advised us that they were going to cease participating in their largest campaign; their other services remain unchanged at this time but there can be no assurances that they will continue to maintain any services going forward; Our largest client represented approximately 43.9% of our revenue for the three months ended March 31, 2015.  Aside from the aforementioned, there were no occurrences that had a material impact on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CornerWorld Corporation (hereinafter referred to as “CornerWorld,” the “Company,” “we,” “our,” or “us”) is a marketing and telecommunication services company building services for the increased accessibility of content across mobile, television and Internet platforms.

Three Months ended March 31, 2015 Highlights:

•

The Company divested its T2 Michigan customers to an unrelated third party.  The divestiture of these operations permanently ends the Company’s presence in Michigan and is anticipated to yield significant cost savings.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended March 31, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

Consolidated CornerWorld Corporation

Revenues:

We had revenues totaling $266,464 for the three month period ended March 31, 2015 as compared to $254,829 for the three month period ended March 31, 2014. The increase of $11,635, or 19.7%, is primarily due to revenue increases in our marketing services segment resulting from the increased sale of programmatic marketing services to our two largest customers.

Depreciation and Amortization:

Depreciation and Amortization expenses totaled $907 for the three month period ended March 31, 2015 as compared to $8,775 for the three month period ended March 31, 2014. The decrease of $7,868 is due to the fact that all of our fixed assets have become fully depreciated.

Income (Loss) from Continuing Operations Before Taxes:

Income from Continuing Operations Before Taxes totaled $88,700 for the three month period ended March 31, 2015 as compared to a loss of $224,356 for the corresponding period in the prior year. The improvement of $313,060 is primarily due to reductions in selling, general and administrative (“SG&A”) expenses which included across the board reductions in marketing, technology and accounting personnel along with rent, telephone and other SG&A related reductions.

Net Income (Loss):

Net Income totaled $104,477 for the three months ended March 31, 2015 as compared to a net loss of $233,193 for the corresponding period in the prior year. The improvement of $337,674 is primarily due to income from discontinued operations of $15,777 as compared to a loss from discontinued operations of $8,837 in the prior year combined with the aforementioned revenue increases at Enversa and other previously discussed SG&A reductions.

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues:

Our marketing services segment had revenues totaling $235,843 for the three month period ended March 31, 2015 as compared to $208,528 for the three month period ended March 31, 2014. This increase is due to increased sales of programmatic marketing services to our two largest customers which was offset, to some degree, by continued customer churn in our search engine optimization and website leasing businesses.

Income from Continuing Operations Before Taxes and Net Income:

Income from Continuing Operations Before Taxes and Net Income totaled $88,783 for the three months ended March 31, 2015 as compared to $10,481 for the corresponding period in the prior year. The increase is due to the aforementioned increases in revenue combined with headcount and other SG&A reductions in our Enversa division.

Communications services

Our communications services segment consists of our Woodland division.

Revenues:

Our communications services segment had revenues totaling $30,621 for the three month period ended March 31, 2015 as compared to $46,301 for the three month period ended March 31, 2014. The decrease in revenue is due to a decrease in carrier access billing at our CLEC resulting from decrease in telecommunications traffic at our CLEC’s largest customer.

Depreciation and Amortization:

Our communications services segment had depreciation and amortization expenses totaling $907 for the three month period ended March 31, 2015 versus $2,677 for the corresponding period in the prior year.  The decrease is due to all of our telecom assets becoming fully depreciated.

Income (Loss) from Continuing Operations Before Taxes:

Income from Continuing Operations Before Taxes totaled $79,543 for the three month period ended March 31, 2015 as compared to a loss totaling $295 for the corresponding period in the prior year. The improvement of $79,838 is primarily due to the reversal of bad debt expense resulting from collections of a long overdue account.

Net Income (Loss):

Net income totaled $95,320 for the three months ended March 31, 2015 as compared to net loss of $9,132 for the corresponding period in the prior year. The increase of $104,452 is due to the aforementioned collection of a long overdue customer account combined with the fact that our telecommunications services segment earned income from discontinued operations of $15,777 during the quarter ended March 31, 2015 as compared to a loss from discontinued operations of $8,837earned in the corresponding period in the prior year.

Corporate

Depreciation and Amortization:

Corporate had depreciation and amortization expenses totaling $0 for the three month period ended March 31, 2015 versus $6,098 for the corresponding period in 2014.  The decrease is due to all of our corporate fixed assets becoming fully depreciated.

Loss from Continuing Operations Before Taxes and Net Loss:

Loss from Continuing Operations Before Taxes and Net Loss totaled $79,626 for the three month period ended March 31, 2015 as compared to a loss of $234,542 for the corresponding period in the prior year. The improvement of $154,916 is primarily due to significant reductions in headcount at Corporate, which included the outsourcing of all technology personnel, as well as the reduction of telecommunications infrastructure and other SG&A expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had negative working capital totaling $564,278 which included cash of $38,764. Our revenue generating operations consist of our two telecommunications CLEC’s and our marketing company, Enversa.  We anticipate that our CLECs will generate positive future cash flow as a result of their ability to generate carrier access revenues.  We divested all end user customers during the quarter ended March 31, 2015 focusing all our telecommunications efforts entirely on our carrier to carrier business.  With respect to the Marketing Services division, Enversa’s revenues have generally stabilized and our efforts in the programmatic marketing space have begun to increase cash revenue and cash flow.  There can be no assurance that Enversa will continue to increase revenues and the Company is not currently generating positive operational cash flow.

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

We had no investing activity for the three months ended March 31, 2015 while our entire financing activities consisted of the final $892 payment on our lone capital lease.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2015. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

CORNERWORLD CORPORATION
Registrant

May 13, 2015	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer