Form 10-Q
period 2015-06-30
Cornerworld Corp
filed 2015-08-14
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of August 12, 2015 was 162,937,110.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2015 and 2014	2

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2015	3

	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2015 and 2014	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

3	Quantitative and Qualitative Disclosures about Market Risk	17

4	Controls and Procedures	17

	PART II. OTHER INFORMATION

1	Legal Proceedings	18

1A	Risk Factors	18

2	Unregistered Sales of Equity Securities and Use of Proceeds	18

3	Defaults Upon Senior Securities	18

4	Mine Safety Disclosures	18

5	Other Information	18

6	Exhibits	19

	Signatures	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$88,097	$70,746
Accounts receivable, net	33,692	37,313
Prepaid expenses and other current assets	7,472	65,132
Assets of discontinued operations	—	4,788
Total current assets	129,261	177,979

Property and equipment, net	—	2,677
Other assets	—	7
TOTAL ASSETS	$129,261	$180,663

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$178,827	$217,726
Accrued expenses	339,143	311,977
Notes payable related parties	242,174	152,952
Lease payable, current portion	—	2,662
Deferred revenue	—	75,687
Other current liabilities	—	9,266
Liabilities of discontinued operations	—	29,534
Total current liabilities	760,144	799,804
Long-term liabilities:
Notes payable related parties, net of current portion	96,784	186,006
Total liabilities	856,928	985,810

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 162,937,110 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	162,937	162,937
Additional paid-in capital	11,809,607	11,806,865
Accumulated deficit	(12,700,211)	(12,774,949)
Total stockholders’ equity (deficit)	(727,667)	(805,147)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$129,261	$180,663

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Sales, net	$114,555	$178,085	$381,019	$432,914

Costs of goods sold	48,887	101,660	147,413	234,505

Gross profit	65,668	76,425	233,606	198,409

Expenses:
Selling, general and administrative expenses	88,445	444,876	159,617	772,617
Depreciation	—	2,679	907	11,454
Total Operating expenses	88,445	447,555	160,524	784,071
Operating income (loss)	(22,777)	(371,130)	73,082	(585,662)

Other income (expense), net:
Interest expense	(6,962)	(6,795)	(13,741)	(13,306)
Other income (expense), net	—	—	(380)	(3,313)
Total other expense, net	(6,962)	(6,795)	(14,121)	(16,619)
Income (loss) from continuing operations before income taxes	(29,739)	(377,925)	58,961	(602,281)
Income taxes	—	—	—	—
Income (loss) from continuing operations	(29,739)	(377,925)	58,961	(602,281)
Income from discontinued operations, net of tax	—	(4,543)	15,777	(13,380)
Gain from discontinued operations, net of tax	—	—	—	—
Net loss	$(29,739)	$(382,468)	$74,738	$(615,661)

Basic earnings (loss) per share from continuing operations	$0.00	$0.00	$0.00	$0.00
Basic earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic earnings (loss) per share	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per share from continuing operations	$0.00	$0.00	$0.00	$0.00
Diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per share	$0.00	$0.00	$0.00	$0.00

Basic weighted average number shares outstanding	162,937,110	162,937,110	162,937,110	160,805,759
Diluted weighted average number shares outstanding	162,937,110	162,937,110	162,937,110	160,805,759

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2014	162,937,110	$162,937	$11,806,865	$(12,774,949)	$(805,147)
Stock-based compensation expense	—	—	2,742	—	2,742
Net loss	—	—	—	74,738	74,738
Balance, June 30, 2015	162,937,110	$162,937	$11,809,607	$(12,700,211)	$(727,667)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months ended June 30,
	2015	2014

Cash Flows from Operating Activities
Net income (loss)	$74,738	$(615,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	907	11,454
Provision for doubtful accounts	15,105	50,875
Stock-based compensation	2,742	5,765
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(11,484)	34,172
Prepaid expenses and other current assets	57,660	74,596
Other assets	7	—
Accounts payable	(38,899)	54,843
Accrued expenses	27,166	(53,633)
Deferred revenue	(75,687)	1,905
Other liabilities	(9,266)	—
Changes in assets and liabilities of discontinued operations	(24,746)	17,565
Net cash provided by (used in) operating activities	18,243	(418,119)

Cash Flows from Investing Activities
Purchases of property and equipment	—	(2,597)
Net cash used in investing activities	—	(2,597)

Cash Flows from Financing Activities
Payments on capital leases	(892)	(2,571)
Principal payments on related party notes payable	—	—
Principal payments on notes payable	—	—
Net cash used in financing activities	(892)	(2,571)
Net increase (decrease) in cash	17,351	(423,287)
Cash at beginning of period	70,746	857,954
Cash at end of period	$88,097	$434,667

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of June 30, 2015 and for the three month and six month periods ended June 30, 2015 and 2014 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

The Company provides telecommunications services, including telephony and internet services, through its wholly-owned subsidiary, Woodland Holdings Corporation (“Woodland Holdings”) who provides such services through its wholly owned subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”). As a provider of Internet and VoIP services, T2’s offerings include: phone lines, Internet connections, long distance and toll-free services. T2 Communications is a Competitive Local Exchange Carrier (CLEC) that generates revenues via the sale of long-distance minutes to its customers. T2 also generates commissions from its carrier partners related to the provision of long-distance minutes to its customers. .PSM, also a CLEC, is a wholesale long distance service provider to the carrier community and large commercial users of minutes. PSM generates revenues via earning commissions from serving as a broker for services provided by T2. T2 and PSM’s CELC licenses permit them to operate in the lucrative telecommunications industry but their respective business models do not require any significant investments in property plant and equipment due to the fact that they are able to outsource all switching and technology needs to third parties.

On March 31, 2015, the Company sold T2’s Michigan-based customers as well as all of T2’s Michigan network operations and contracts to an unrelated third party.  See also Note 3, Discontinued Operations, for more information here.

The Company’s year-end is December 31st.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Spinoff

On August 13, 2015, the Company’s Board of Directors formally approved a plan whereby the Company will split Woodland Holdings, its telecommunications services segment, in its entirety, into a separate reporting entity. Assuming the spin-off is successful, current CornerWorld shareholders of record as of September 30, 2015 (the “Record Date”) will receive shares in Woodland Holdings in their pro-rata ownership percentage of CornerWorld. For every share owned by the Company’s shareholders as of the Record Date, those same shareholders will be issued 1 share of the Woodland Holdings’ common stock. Absent any comments from the SEC, the Registration Statement will become effective on or about October 13, 2015 after which point Woodland Holdings’ shares are expected to be free-trading on the OTCXB exchange. As previously disclosed, on November 5, 2014, the Company announced that it had signed a non-binding letter of intent (the “LOI”) to merge its interests with another entity. The LOI expired of its own accord on June 30, 2015 and it has not been renewed and, at this time, the Company has broken off all merger discussions with the other entity.

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $35,473 and $80,790 as of June 30, 2015 and December 31, 2014, respectively.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s only long-lived assets are a patent and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. The patent, which was issued on March 4, 2014, is currently being valued at its net realizable value of $0. Management does not believe that its fixed assets are impaired. No impairment charges have been recorded as of June 30, 2015.

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

Concentration of credit risk

Credit is extended based on an evaluation of the customer’s financial condition, and the Company does not require collateral. Write-offs of accounts receivable have historically been nominal. Approximately 49.3% and 48.3% of total revenue was derived from the Company’s largest customer during the three month periods ended June 30, 2015 and 2014, respectively, while approximately 45.5% and 49.0% of total revenue was derived from the Company’s largest customer during the six month periods ended June 30, 2015 and 2014, respectively.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3. Discontinued Operations

On March 31, 2015, the Company signed an agreement whereby it completed the sale of T2’s Michigan based operations on for $15,000 in cash plus a working capital adjustment to be determined at a future date; the Company retained T2 itself as well as T2’s Texas CLEC license among other Texas based T2 operations.  There was no gain recognized on the disposal as the Company had incurred losses on T2’s Michigan operations since its original acquisition on February 23, 2009.  The decision to sell T2’s Michigan operations eliminated the Company’s presence in Michigan altogether and enables the Company to focus solely on its more profitable lines of business, located in Texas.  T2’s Michigan operations, previously reported within the Communications Services segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the operations up to the date of sale for the three and six month periods ended June 30, 2015 and 2014.  In addition, all accounts receivable, accounts payable and accrued liabilities, as a result of the divestiture, have been reclassified as discontinued operations.

The following is a summary of the operating results of our discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Sales, net	$—	$25,056	$39,185	$49,626

Income (loss) from discontinued operations before income taxes	—	(4,543)	15,777	(13,380)
Income taxes	—	—	—	—
Net income (loss) from discontinued operations	$—	$(4,543)	$15,777	$(13,380)

4. Debt

	As of
	June 30, 2015	December 31, 2014
Long-term Debt
Note payable to CEO; the note matures July 31, 2016. At June 30, 2015, the interest rate was 6.25%. This note is collateralized by all assets of the Company. See also note 8, Related Party Transactions.	338,958	338,958
Total debt	338,958	338,958
Less current portion of long-term debt	(242,174)	(152,952)
Non-current portion of long-term debt	$96,784	$186,006

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

The Company issued no options pursuant to this plan during the three and six month periods ended June 30, 2015.

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

The Company issued no stock options pursuant to this plan during the three and six month periods ended June 30, 2015.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	June 30, 2015
	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	3,795,000
Stock Compensation Plan	4,000,000	2,375,000
	8,000,000	6,170,000

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

	For the three month periods Ended June 30		For the six month periods Ended June 30
	2015	2014	2015	2014

Expected term (in years)	—	5.0	—	5.0
Expected volatility	—%	125%	—%	125%
Risk-free interest rate	—%	1.6%	—%	1.5%
Dividend yield	—%	0.00%	—%	0.00%

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

A summary of activity under the Stock Plans and changes during the three month period ended June 30, 2015 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	3,550,000	$0.13	3.94	$—
Issued	—	—	—	—
Cancelled/forfeited	(1,720,000)	0.13
Outstanding at June 30, 2015	1,830,000	$0.12	3.33	$—
Options expected to vest	1,830,000	$0.12	3.33	$—
Options exercisable at end of period	667,500	$0.15	2.46	$—

For the six month periods ended June 30, 2015 and 2014, the Company recognized $2,742 and $5,765 of stock-based compensation expense, respectively. As of June 30, 2015 there was $10,363 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.33 weighted average years.

7. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended June 30, 2015
Revenue	$102,264	$12,291	$—	$114,555
Income (loss) from continuing operations before tax	23,982	19,158	(72,879)	(29,739)
Net income (loss)	23,982	19,158	(72,879)	(29,739)
Total assets	22,274	52,646	54,341	129,261
Depreciation	—	—	—	—

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended June 30, 2014
Revenue	$155,338	$22,747	$—	$178,085
Loss from continuing operations before tax	(34,518)	(43,408)	(299,999)	(377,925)
Net loss	(34,518)	(47,951)	(299,999)	(382,468)
Total assets	133,765	92,063	356,439	582,267
Depreciation	—	2,678	1	2,679

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Six Months Ended June 30, 2015
Revenue	$338,107	$42,912	$—	$381,019
Income (loss) from continuing operations before tax	112,765	98,701	(152,505)	58,961
Net income (loss)	112,765	114,478	(152,505)	74,738
Total assets	22,274	52,646	54,341	129,261
Depreciation	—	907	—	907

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Six Months Ended June 30, 2014
Revenue	$363,866	$69,048	$—	$432,914
Loss from continuing operations before tax	(24,037)	(43,704)	(534,540)	(602,281)
Net loss	(24,037)	(57,084)	(534,540)	(615,661)
Total assets	133,765	92,063	356,439	582,267
Depreciation	—	5,355	6,099	11,454

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

8. Related Party Transactions

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer. Interest on the outstanding principal amount under the Senior Note is payable at the Company’s discretion at a rate of 6.25% per annum and monthly principal payments totaling $12,746 were due beginning December 31, 2014. On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 to Mr. Beck which constituted an event of default under the Senior Note. Mr. Beck did not call default but there can be no assurance that, as the Company’s Senior Lender, he will not do so. It is anticipated that the Company will amend the Senior Note at some future point but there can be no assurance that we will be successful in amending the terms of the Senior Note. Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.  The Company recorded interest of $6,962 and $6,795 on this facility during the three month periods ended June 30, 2015 and 2014, respectively, and the Company recorded interest of $13,741 and $13,306 during the six month periods ended June 30, 2015 and 2014, respectively. The balance of this note totaled $338,958 at June 30, 2015.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts controlled by the family of the Company’s Chief Executive Officer. The Company paid $7,500 in rent during each of the three month periods ended June 30, 2015 and 2014 and paid $15,000 in rent during each of the six month periods ended June 30, 2015 and 2014, respectively.

In addition, the Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $15,000 from this entity during each of the three month period ended June 30, 2015 and 2014 and $30,000 from this entity during each of the six month periods ended June 30, 2015 and 2014.

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

Six Months ended June 30, 2015 Highlights:

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

Impairment of Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the six month period ended June 30, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014

Consolidated CornerWorld Corporation

Revenues:

We had revenues totaling $114,555 for the three month period ended June 30, 2015 as compared to $178,085 for the corresponding period in the prior year. The decrease of $63,530, or 35.7%, is primarily due to the loss of our two largest marketing services clients during the second quarter of 2015.

Depreciation and Amortization:

We had no Depreciation and Amortization expenses for the three month period ended June 30, 2015 as compared to $2,679 for the three month period ended June 30, 2014. This is due to the fact that all of the Company’s fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $29,739 for the three month period ended June 30, 2015 as compared to $377,925 for the corresponding period in the prior year. The improvement of $348,186 is primarily due to reductions in selling, general and administrative (“SG&A”) expenses which included across the board reductions in marketing, technology and accounting personnel along with rent, telephone and other SG&A related reductions.

Net Loss:

Net Loss totaled $29,739 for the three months ended June 30, 2015 as compared to a net loss of $382,468 for the corresponding period in the prior year. The improvement of $352,729 is primarily due to the previously discussed SG&A reductions.

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues:

Our marketing services segment had revenues totaling $102,264 for the three month period ended June 30, 2015 as compared to $155,338 for the corresponding period in the prior year. This decrease is due to decreased sales of programmatic marketing services which were terminated by our two largest customers during the second quarter of 2015.

Income (Loss) from Continuing Operations Before Taxes and Net Income (Loss):

Income from Continuing Operations Before Taxes and Net Income totaled $23,982 for the three months ended June 30, 2015 as compared to a Net Loss of $34,518 for the corresponding period in the prior year. The improvement is due to headcount and other SG&A reductions in our Enversa division.

Communications services

Our communications services segment consists of our Woodland division.

Revenues:

Our communications services segment had revenues totaling $12,291 for the three month period ended June 30, 2015 as compared to $22,747 for the corresponding period in the prior year. The decrease in revenue is due to a decrease in carrier access billing at our CLEC resulting from decrease in telecommunications traffic at our CLEC’s largest customer.

Depreciation and Amortization:

We had no Depreciation and Amortization expenses at our Telecommunications Services segment for the three month period ended June 30, 2015 as compared to $2,679 for the corresponding period in the prior year. This is due to the fact that all of the Company’s fixed assets have become fully depreciated.

Income (Loss) from Continuing Operations Before Taxes:

Income from Continuing Operations Before Taxes totaled $19,158 for the three month period ended June 30, 2015 as compared to a loss totaling $43,408 for the corresponding period in the prior year. The improvement of $62,566 is primarily due to the reversal of bad debt expense resulting from collections of a long overdue account.

Net Income (Loss):

Net income totaled $19,158 for the three months ended June 30, 2015 as compared to net loss of $47,951 for the corresponding period in the prior year. The increase of $67,109 is due to the aforementioned collection of a long overdue customer account combined with the fact that our telecommunications services segment incurred no net loss from discontinued operations of during the quarter ended June 30, 2015 as compared to a loss from discontinued operations of $4,543 earned in the corresponding period in the prior year.

Corporate

Loss from Continuing Operations Before Taxes and Net Loss:

Loss from Continuing Operations Before Taxes and Net Loss totaled $72,879 for the three month period ended June 30, 2015 as compared to a loss of $299,999 for the corresponding period in the prior year. The improvement of $227,120 is primarily due to significant reductions in headcount at Corporate, which included the outsourcing of all technology personnel, as well as the reduction of telecommunications infrastructure and other SG&A expenses.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

Consolidated CornerWorld Corporation

Revenues:

We had revenues totaling $381,019 for the six month period ended June 30, 2015 as compared to $432,914 for the corresponding period during the prior year. The decrease of $51,895, or 12.0%, is primarily due to the loss of our two largest marketing services clients during the second quarter of 2015 and reductions in carrier traffic at our telecommunications services segment.

Depreciation and Amortization:

We had Depreciation and Amortization expenses totaling $907 for the six month period ended June 30, 2015 as compared to $11,454 for the corresponding period in the prior year. This is due to the fact that all of the Company’s fixed assets have become fully depreciated.

Income (Loss) from Continuing Operations Before Taxes:

Income from Continuing Operations Before Taxes totaled $58,961 for the six month period ended June 30, 2015 as compared to a loss of $602,281 for the corresponding period in the prior year. The improvement of $661,242 is primarily due to reductions in selling, general and administrative (“SG&A”) expenses which included across the board reductions in marketing, technology and accounting personnel along with rent, telephone and other SG&A related reductions.

Net Income (Loss):

Net Income totaled $74,738 for the six months ended June 30, 2015 as compared to a net loss of $615,661 for the corresponding period in the prior year. The improvement of $690,399 is primarily due to the previously discussed SG&A reductions combined with the fact that we had net income from discontinued operations totaling $15,777 during the six months ended June 30, 2015 as compared to a net loss from discontinued operations totaling $13,380 for the corresponding period in the prior year.

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues:

Our marketing services segment had revenues totaling $338,107 for the six month period ended June 30, 2015 as compared to $363,866 for the corresponding period in the prior year. This decrease is due to decreased sales of programmatic marketing services which were terminated by our two largest customers during the second quarter of 2015.

Income (Loss) from Continuing Operations Before Taxes and Net Income (Loss):

Income (Loss) from Continuing Operations Before Taxes and Net Income (Loss) totaled $112,765 for the six months ended June 30, 2015 as compared to a net loss of $24,037 for the corresponding period in the prior year. The improvement is due to headcount and other SG&A reductions in our Enversa division.

Communications services

Our communications services segment consists of our Woodland division.

Revenues:

Our communications services segment had revenues totaling $42,912 for the six month period ended June 30, 2015 as compared to $69,048 for the corresponding period in the prior year. The decrease in revenue is due to a decrease in carrier access billing at our CLEC resulting from decrease in telecommunications traffic at our CLEC’s largest customer.

Depreciation and Amortization:

We had Depreciation and Amortization expenses totaling $907 at our Telecommunications Services segment for the six month period ended June 30, 2015 as compared to $5,355 for the corresponding period in the prior year. This is due to the fact that all of the Company’s fixed assets have become fully depreciated.

Income (Loss) from Continuing Operations Before Taxes:

Income from Continuing Operations Before Taxes totaled $98,701 for the six month period ended June 30, 2015 as compared to a loss totaling $43,704 for the corresponding period in the prior year. The improvement of $142,405 is primarily due to the reversal of bad debt expense resulting from collections of a long overdue account.

Net Income (Loss):

Net income totaled $114,478 for the six months ended June 30, 2015 as compared to net loss of $57,084 for the corresponding period in the prior year. The improvement of $171,562 is due to the aforementioned collection of a long overdue customer account combined with the fact that our telecommunications services segment earned $15,777 from discontinued operations of during the year to date period ended June 30, 2015 as compared to a loss from discontinued operations of $13,380 earned in the corresponding period in the prior year.

Corporate

Depreciation and Amortization:

We had no Corporate Depreciation and Amortization expenses for the six month period ended June 30, 2015 as compared to Depreciation and Amortization expenses totaling $6,099 for the corresponding period in the prior year. This is due to the fact that all of the Company’s fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes and Net Loss:

Loss from Continuing Operations Before Taxes and Net Loss totaled $152,505 for the six month period ended June 30, 2015 as compared to a loss of $534,540 for the corresponding period in the prior year. The improvement of $382,035 is primarily due to significant reductions in headcount at Corporate, which included the outsourcing of all technology personnel, as well as the reduction of telecommunications infrastructure and other SG&A expenses.

Liquidity and Capital Resources

As of June 30, 2015, we had negative working capital totaling $630,833 which included cash of $88,097. Our revenue generating operations consist of our two telecommunications CLEC’s and our marketing company, Enversa.  We anticipate that our CLECs will generate positive future cash flow as a result of their ability to generate carrier access revenues.  We divested all end user customers during the quarter ended March 31, 2015 focusing all our telecommunications efforts entirely on our carrier to carrier business.  With respect to the Marketing Services division, Enversa’s revenues have generally stabilized but our efforts in the programmatic marketing space were terminated with the loss of our two largest customers and their respective termination of their marketing campaigns.  There can be no assurance that Enversa will continue to increase revenues and the Company is not currently generating positive operational cash flow.  Finally, as previously disclosed, on November 5, 2014, the Company announced that it had signed a non-binding letter of intent (the “LOI”) to merge its interests with another entity.  The LOI expired of its own accord on June 30, 2015 and it has not been renewed and, at this time, the Company has broken off all merger discussions with the other entity.

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

We had no investing activity for the six months ended June 30, 2015 while our entire financing activities consisted of the final $892 payment on our lone capital lease.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2015. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer. Interest on the outstanding principal amount under the Senior Note is payable at the Company’s discretion at a rate of 6.25% per annum and monthly principal payments totaling $12,746 were due on December 31, 2014. The Company did not make the regularly scheduled payment and has not made any of the subsequent payments, which constituted an event of default under the Senior Note.

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

CORNERWORLD CORPORATION
Registrant

August 14, 2015	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer