Form 10-Q
period 2015-09-30
Cornerworld Corp
filed 2015-11-16
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of November 12, 2015 was 4,655,338.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2015 and 2014	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months Ended September 30, 2015	3

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2015 and 2014	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

3	Quantitative and Qualitative Disclosures about Market Risk	18

4	Controls and Procedures	18

	PART II. OTHER INFORMATION

1	Legal Proceedings	19

1A	Risk Factors	19

2	Unregistered Sales of Equity Securities and Use of Proceeds	19

3	Defaults Upon Senior Securities	19

4	Mine Safety Disclosures	19

5	Other Information	19

6	Exhibits	19

	Signatures	20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$38,542	$70,746
Accounts receivable, net	20,839	37,313
Prepaid expenses and other current assets	3,516	65,132
Assets of discontinued operations	—	4,788
Total current assets	62,897	177,979

Property and equipment, net	—	2,677
Other assets	4	7
TOTAL ASSETS	$62,901	$180,663

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$138,037	$217,726
Accrued expenses	309,834	311,977
Notes payable related parties	280,412	152,952
Lease payable, current portion	—	2,662
Deferred revenue	300	75,687
Other current liabilities	—	9,266
Liabilities of discontinued operations	—	29,534
Total current liabilities	728,583	799,804
Long-term liabilities:
Notes payable related parties, net of current portion	58,546	186,006
Total liabilities	787,129	985,810

Commitments and Contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 162,937,110 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively	162,937	162,937
Additional paid-in capital	11,810,978	11,806,865
Accumulated deficit	(12,698,143)	(12,774,949)
Total stockholders’ deficit	(724,228)	(805,147)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$62,901	$180,663

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Sales, net	$62,432	$190,975	$443,451	$623,900

Costs of goods sold	3,594	82,420	151,007	312,461

Gross profit	58,838	108,555	292,444	311,439

Expenses:
Selling, general and administrative expenses	49,623	349,347	209,240	1,121,964
Depreciation	—	2,677	907	14,131
Total Operating expenses	49,623	352,024	210,147	1,136,095
Operating income (loss)	9,215	(243,469)	82,297	(824,656)

Other income (expense), net:
Interest expense	(7,148)	(6,802)	(20,889)	(20,108)
Other income (expense), net	—	—	(379)	(3,313)
Total other expense, net	(7,148)	(6,802)	(21,268)	(23,421)
Income (loss) from continuing operations before income taxes	2,067	(250,271)	61,029	(848,077)
Income taxes	—	—	—	—
Income (loss) from continuing operations	2,067	(250,271)	61,029	(848,077)
Income from discontinued operations, net of tax	—	(5,322)	15,777	(23,177)
Gain from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$2,067	$(255,593)	$76,806	$(871,254)

Basic earnings (loss) per share from continuing operations	$0.00	$0.00	$0.00	$(0.01)
Basic earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic earnings (loss) per share	$0.00	$0.00	$0.00	$(0.01)
Diluted earnings (loss) per share from continuing operations	$0.00	$0.00	$0.00	$(0.01)
Diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per share	$0.00	$0.00	$0.00	$(0.01)

Basic weighted average number shares outstanding	162,937,110	162,937,110	162,937,110	161,524,016
Diluted weighted average number shares outstanding	162,937,110	162,937,110	162,937,110	161,524,016

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2014	162,937,110	$162,937	$11,806,865	$(12,774,949)	$(805,147)
Stock-based compensation expense	—	—	4,113	—	4,113
Net income	—	—	—	76,806	76,806
Balance, September 30, 2015	162,937,110	$162,937	$11,810,978	$(12,698,143)	$(724,228)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Cash Flows from Operating Activities
Net income (loss)	$76,806	$(871,254)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	907	14,131
Provision for doubtful accounts	23,424	52,132
Stock-based compensation	4,113	8,765
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(6,950)	(35,904)
Prepaid expenses and other current assets	61,616	87,840
Other assets	3	(3)
Accounts payable	(79,689)	60,561
Accrued expenses	(2,143)	(30,853)
Deferred revenue	(75,387)	(11,695)
Other liabilities	(9,266)	—
Changes in assets and liabilities of discontinued operations	(24,746)	42,873
Net cash used in operating activities	(31,312)	(683,407)

Cash Flows from Financing Activities
Payments on capital leases	(892)	(7,785)
Net cash used in financing activities	(892)	(7,785)
Net decrease in cash	(32,204)	(691,192)
Cash at beginning of period	70,746	857,954
Cash at end of period	$38,542	$166,762

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of September 30, 2015 and for the three month and nine month periods ended September 30, 2015 and 2014 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

The Company provides certain marketing services through its operating subsidiary Enversa Companies LLC, a Texas limited liability company (“Enversa”).  CornerWorld is the sole member of Enversa.  Enversa is a technology-oriented direct response marketing company. Enversa provides domain hosting, domain leasing, programmatic re-targeting and website management services on a recurring monthly basis.

The Company provides telecommunications services, including telephony and internet services, through its wholly-owned subsidiary, Woodland Holdings Corporation (“Woodland”). Woodland provides telephony and internet services through its wholly owned subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”).  T2 is a Competitive Local Exchange Carrier (CLEC) that generates revenues via the sale of long-distance minutes to its customers. T2 also generates commissions from its carrier partners related to the provision of long-distance minutes to its customers.  PSM, also a CLEC, is a wholesale long distance service provider to the carrier community and large commercial users of minutes.  PSM generates revenues via earning commissions from serving as a broker for services provided by T2.  T2’s and PSM’s CLEC licenses permit them to operate in the lucrative telecommunications industry but their respective business models do not require any significant investments in property plant and equipment due to the fact that they are able to outsource all switching and technology needs to third parties.

On March 31, 2015, the Company sold T2’s Michigan-based customers as well as all of T2’s Michigan network operations and contracts to an unrelated third party.  See also Note 3, Discontinued Operations, for more information.

The Company’s year-end is December 31st.

Common Stock Reverse Split

On November 6, 2015, after the report date of this quarterly report on Form 10-Q, the Company effected a one-for-thirty-five reverse stock split to shareholders of record as of November 6, 2015. Share and per share information has not been retroactively adjusted to reflect the reverse stock split due to the fact that the reverse stock split took place after the close of the reporting period.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Spinoff

On August 13, 2015, the Company’s Board of Directors formally approved a plan whereby the Company will split Woodland Holdings, its telecommunications services segment, in its entirety, into a separate reporting entity.  On October 14, 2015, the US Securities and Exchange Commission (the “SEC”) formally informed the Company that the Woodland’s registration statement had become effective, clearing the way for the spin-off.  Accordingly, the Company’s Board of Directors has determined that shareholders of record as of October 31, 2015 (the “Record Date”) will receive shares in Woodland Holdings in their pro-rata ownership percentage of CornerWorld. For every share owned by the Company’s shareholders as of the Record Date, those same shareholders will be issued 1 share of the Woodland Holdings’ common stock. The Company is in the process of taking the necessary actions whereby Woodland Holdings’ shares will be free-trading on the OTCXB exchange.

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $39,241 and $80,790 as of September 30, 2015 and December 31, 2014, respectively.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) No. 850 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable approximate their estimated fair values due to their short-term maturities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

At Enversa, revenue is recognized along with the related cost of revenue as services are delivered. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. Amounts billed to clients in advance of delivery of leads are classified under current liabilities as deferred revenue.  For T2 and PSM, revenue is recognized as long-distance minutes are incurred or as commissions accrue.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The Company’s only long-lived assets are a patent and property and equipment. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. The patent, which was issued on March 4, 2014, is currently being valued at its net realizable value of $0. Management does not believe that its fixed assets are impaired and no impairment charges have been recorded as of September 30, 2015.

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

Concentration of credit risk

Credit is extended based on an evaluation of the customer’s financial condition, and the Company does not require collateral. Write-offs of accounts receivable have historically been nominal. Approximately 18.4% and 45.6% of total revenue was derived from the Company’s largest customer during the three month periods ended September 30, 2015 and 2014, respectively, while approximately 41.7% and 48.0% of total revenue was derived from the Company’s largest customer during the nine month periods ended September 30, 2015 and 2014, respectively.

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3. Discontinued Operations

On March 31, 2015, the Company signed an agreement whereby it completed the sale of T2’s Michigan based operations on for $15,000 in cash; the Company retained T2 itself as well as T2’s Texas CLEC license among other Texas based T2 operations.  There was no gain recognized on the disposal as the Company had incurred losses on T2’s Michigan operations since its original acquisition on February 23, 2009.  The decision to sell T2’s Michigan operations eliminated the Company’s presence in Michigan altogether and enables the Company to focus solely on its more profitable lines of business, located in Texas.  T2’s Michigan operations, previously reported within the Communications Services segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the operations up to the date of sale for the three and nine month periods ended September 30, 2015 and 2014.  In addition, all accounts receivable, accounts payable and accrued liabilities, as a result of the divestiture, have been reclassified as discontinued operations.

The following is a summary of the operating results of our discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Sales, net	$—	$32,174	$39,185	$81,789

Income (loss) from discontinued operations before income taxes	—	(5,322)	15,777	(23,177)
Income taxes	—	—	—	—
Net income (loss) from discontinued operations	$—	$(5,322)	$15,777	$(23,177)

4. Debt

	As of
	September 30, 2015	December 31, 2014
Long-term Debt
Note payable to CEO (the “Senior Note”); the Senior Note matures July 31, 2016. At September 30, 2015, the interest rate was 6.25%. This note is collateralized by all assets of the Company. See also Note 8, Related Party Transactions.	338,958	338,958
Total debt	338,958	338,958
Less current portion of long-term debt	(280,412)	(152,952)
Non-current portion of long-term debt	$58,546	$186,006

The Senior Note contains no restrictive covenants or events of default other than non-payment.  On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 which constituted an event of default. Mr. Beck did not call default but there can be no assurance that, as the Company’s senior secured lender, he will not do so. It is anticipated that the Company will amend the Senior Note at some future point but there can be no assurance that we will be successful in amending the terms of the Senior Note. Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior secured lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.

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

The Company issued no options pursuant to this plan during the three and nine month periods ended September 30, 2015.

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

The Company issued no stock options pursuant to this plan during the three and nine month periods ended September 30, 2015.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	September 30, 2015
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

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

A summary of activity under the Stock Plans and changes during the three month period ended September 30, 2015 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	3,550,000	$0.13	3.94	$—
Issued	—	—	—	—
Cancelled/forfeited	(1,720,000)	0.13
Outstanding at September 30, 2015	1,830,000	$0.12	3.08	$—
Options expected to vest	1,830,000	$0.12	3.08	$—
Options exercisable at end of period	667,500	$0.15	2.21	$—

For the nine month periods ended September 30, 2015 and 2014, the Company recognized $4,113 and $8,765 of stock-based compensation expense, respectively. As of September 30, 2015 there was $8,967 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.08 weighted average years.

7. Business Segments

Our business consists primarily of two integrated business segments: (i) marketing services and (ii) communications services. Our corporate administrative functions are tracked separately and the associated costs are not pushed down to the operating segments. The following table summarizes selected financial information for each operating segment:

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended September 30, 2015
Revenue	$36,133	$26,299	$—	$62,432
Income (loss) from continuing operations before tax	27,115	26,769	(51,817)	2,067
Net income (loss)	27,115	26,769	(51,817)	2,067
Total assets	3,363	57,188	2,350	62,901
Depreciation	—	—	—	—

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Three Months Ended September 30, 2014
Revenue	$163,361	$27,614	$—	$190,975
Income (loss) from continuing operations before tax	30,621	(2,828)	(278,064)	(250,271)
Net income (loss)	30,621	(8,150)	(278,064)	(255,593)
Total assets	103,964	158,619	69,471	332,054
Depreciation	—	2,677	—	2,677

CornerWorld Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements – (Continued)

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Nine Months Ended September 30, 2015
Revenue	$374,240	$69,211	$—	$443,451
Income (loss) from continuing operations before tax	139,880	125,470	(204,321)	61,029
Net income (loss)	139,880	141,247	(204,321)	76,806
Total assets	3,363	57,188	2,350	62,901
Depreciation	—	907	—	907

	Marketing Services	Communications Services	Corporate Overhead	Consolidated
Nine Months Ended September 30, 2014
Revenue	$527,227	$96,673	$—	$623,900
Income (loss) from continuing operations before tax	6,584	(42,057)	(812,604)	(848,077)
Net income (loss)	6,584	(65,234)	(812,604)	(871,254)
Total assets	103,964	158,619	69,471	332,054
Depreciation	—	8,032	6,099	14,131

There were no intersegment sales. All of the Company’s business activities are conducted within the United States geographic boundaries.

8. Related Party Transactions

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer. Interest on the outstanding principal amount under the Senior Note is payable at the Company’s discretion at a rate of 6.25% per annum and monthly principal payments totaling $12,746 were due beginning December 31, 2014. On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 to Mr. Beck which constituted an event of default under the Senior Note. Mr. Beck did not call default but there can be no assurance that, as the Company’s Senior Lender, he will not do so. It is anticipated that the Company will amend the Senior Note at some future point but there can be no assurance that we will be successful in amending the terms of the Senior Note. Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.  The Company recorded interest of $7,148 and $6,716 on this facility during the three month periods ended September 30, 2015 and 2014, respectively, and the Company recorded interest of $20,889 and $19,627 during the nine month periods ended September 30, 2015 and 2014, respectively. The balance of this note totaled $338,958 at September 30, 2015.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts controlled by the family of the Company’s Chief Executive Officer. The Company paid $7,500 in rent during each of the three month periods ended September 30, 2015 and 2014 and paid $22,500 in rent during each of the nine month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company recorded a liability of $5,000 for unpaid rent on its office space.

In addition, the Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $15,000 from this entity during each of the three month periods ended September 30, 2015 and 2014 and $45,000 from this entity during each of the nine month periods ended September 30, 2015 and 2014.

9. Subsequent Events

On November 6, 2015, the Company effectuated a one-for-thirty-five reverse stock split to shareholders of record as of November 6, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CornerWorld Corporation (hereinafter referred to as “CornerWorld,” the “Company,” “we,” “our,” or “us”) is a marketing and telecommunication services company building services for the increased accessibility of content across mobile, television and Internet platforms.

Nine Months ended September 30, 2015 Highlights:

•

The Company filed Registration Statement on Form 10 for the purpose of spinning-off its Woodland Holdings Corporation subsidiary.  The SEC notified the Company on October 14, 2015 that the Registration Statement was effective.  Accordingly, the Company anticipates completing the planned  spin-off during the fourth calendar quarter of 2015.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the nine month period ended September 30, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014

Consolidated CornerWorld Corporation

Revenues:

We had revenues totaling $62,432 for the three month period ended September 30, 2015 as compared to $190,975 for the corresponding period in the prior year. The decrease of $128,543, or 67.3%, is primarily due to the loss of our two largest marketing services clients during the second quarter of 2015.

Selling, General and Administrative (“SG&A”) Expenses:

We had SG&A expenses totaling $49,623 for the three month period ended September 30, 2015 as compared to $349,347 for the corresponding period in the prior year. The decrease of $299,724, or 85.8%, is primarily due to reductions in marketing headcount, closure of our Michigan office and reductions in corporate overhead made in response to the loss of our two largest marketing services clients during the second quarter of 2015.  During the three month period ended September 30, 2014, we had a development team completing the work on our TinyDial mobile application.  That entire team was eliminated as part of a reduction in staff at the end of 2014 and their costs are not present in the 2015 operating results.

Gain (Loss) from Continuing Operations Before Taxes:

Gain (Loss) from Continuing Operations Before Taxes totaled $2,067 for the three month period ended September 30, 2015 as compared to a loss of $250,271 for the corresponding period in the prior year. The improvement of $252,338 is primarily due to the aforementioned reductions in SG&A expenses which included across the board reductions in marketing, technology and accounting personnel along with rent, telephone and other SG&A related reductions.

Net Income (Loss):

Net Income totaled $2,067 for the three months ended September 30, 2015 as compared to a Net Loss of $255,593 for the corresponding period in the prior year. The improvement of $257,660 is primarily due to the previously discussed SG&A reductions combined with the absence of the $5,322 loss from discontinued operations incurred by our Telecommunications Services segment during the three month period ended September 30, 2014.

Marketing services

Our marketing services segment consists of our Enversa division.

Revenues:

Our marketing services segment had revenues totaling $36,133 for the three month period ended September 30, 2015 as compared to $163,361 for the corresponding period in the prior year. This decrease is due to decreased sales of programmatic marketing services which were terminated by our two largest customers during the second quarter of 2015.

SG&A Expenses

SG&A expenses totaled $4,202 for the three months ended September 30, 2015 as compared to $53,209 for the corresponding period in the prior year. The improvement is due to headcount and other SG&A reductions in response to the loss of our two largest customers during the second quarter of 2015.

Income from Continuing Operations Before Taxes and Net Income:

Income from Continuing Operations Before Taxes and Net Income totaled $27,115 for the three months ended September 30, 2015 as compared to a $30,621 for the corresponding period in the prior year. The decrease is due to the aforementioned decrease in sales of programmatic marketing services which was offset, to some extent by headcount and other SG&A reductions.

Communications services

Our communications services segment consists of our Woodland division.

Revenues:

Our communications services segment had revenues totaling $26,299 for the three month period ended September 30, 2015 as compared to $27,614 for the corresponding period in the prior year. The slight decrease in revenue was due to a decrease in carrier access billing at our CLEC resulting from decrease in telecommunications traffic at our CLEC’s largest customer.

SG&A Expenses

SG&A expenses totaled $752 for the three months ended September 30, 2015 as compared to $24,876 for the corresponding period in the prior year. The improvement is due to the fact that we finally closed out our Michigan operations during the second quarter of 2015.

Income (Loss) from Continuing Operations Before Taxes:

Income from Continuing Operations Before Taxes totaled $26,769 for the three month period ended September 30, 2015 as compared to a loss totaling $2,828 for the corresponding period in the prior year. The improvement of $29,597 is primarily due to the aforementioned reductions in SG&A as well as the fact that we no longer incur depreciation expenses as all of our assets have become fully depreciated.

Net Income (Loss):

Net income totaled $26,769 for the three months ended September 30, 2015 as compared to net loss of $8,150 for the corresponding period in the prior year. The increase of $34,919 is due to the aforementioned reductions in SG&A combined with the fact that our telecommunications services segment incurred no net loss from discontinued operations of during the quarter ended September 30, 2015 as compared to incurring a loss from discontinued operations of $5,322 during the corresponding period in the prior year.

Corporate

SG&A Expenses

SG&A expenses totaled $44,669 for the three months ended September 30, 2015 as compared to $271,262 for the corresponding period in the prior year. The improvement is due to headcount and other SG&A reductions at corporate.  In addition, during the prior year, the Company employed a complete team of mobile application developers to work on our TinyDial mobile application.  We completed our development work at the end of 2014 and the entire team was eliminated; accordingly, their costs are not present in the 2015 operating results.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

Consolidated CornerWorld Corporation

Revenues:

We had revenues totaling $443,451 for the nine month period ended September 30, 2015 as compared to $623,900 for the corresponding period during the prior year. The decrease of $180,449, or 28.9%, is primarily due to the loss of our two largest marketing services clients during the second quarter of 2015 and reductions in carrier traffic at our telecommunications services segment.

SG&A Expenses:

We had SG&A Expenses totaling $209,240 for the nine month period ended September 30, 2015 as compared to $1,121,964 for the corresponding period in the prior year. The decrease of $912,724, or 81.4%, is primarily due to reductions in marketing headcount, closure of our Michigan office, elimination of research & development expenses on our TinyDial mobile application and reductions in corporate overhead.

Depreciation and Amortization:

We had Depreciation and Amortization expenses totaling $907 for the nine month period ended September 30, 2015 as compared to $14,131 for the corresponding period in the prior year. This is due to the fact that all of the Company’s fixed assets have become fully depreciated.

Income (Loss) from Continuing Operations Before Taxes:

Income from Continuing Operations Before Taxes totaled $61,029 for the nine month period ended September 30, 2015 as compared to a Loss of $848,077 for the corresponding period in the prior year. The improvement of $909,106 is primarily due to the aforementioned reductions in SG&A expenses offset, to some degree, by the loss of our two largest marketing customers.

Net Income (Loss):

Net Income totaled $76,806 for the nine months ended September 30, 2015 as compared to a Net Loss of $871,254 for the corresponding period in the prior year. The improvement of $948,060 is primarily due to the previously discussed SG&A reductions combined with the fact that we had net income from discontinued operations totaling $15,777 during the nine months ended September 30, 2015 as compared to a net loss from discontinued operations totaling $23,177 for the corresponding period in the prior year.

Marketing services

Revenues:

Our marketing services segment had revenues totaling $374,240 for the nine month period ended September 30, 2015 as compared to $527,227 for the corresponding period in the prior year. This decrease is due to decreased sales of programmatic marketing services which were terminated by our two largest customers during the second quarter of 2015.

SG&A Expenses

SG&A expenses totaled $93,820 for the nine months ended September 30, 2015 as compared to $237,848 for the corresponding period in the prior year. The improvement is due to headcount and other SG&A reductions in response to the loss of our two largest customers during the second quarter of 2015.

Income from Continuing Operations Before Taxes and Net Income:

Income from Continuing Operations Before Taxes and Net Income totaled $139,880 for the nine months ended September 30, 2015 as compared to $6,584 for the corresponding period in the prior year. The improvement is due to substantial SG&A reductions which were offset, to some extent, by the aforementioned losses of our two largest marketing customers.

Communications services

Revenues:

Our communications services segment had revenues totaling $69,211 for the nine month period ended September 30, 2015 as compared to $96,673 for the corresponding period in the prior year. The decrease in revenue is due to a decrease in carrier access billing at one of our CLECs resulting from decrease in telecommunications traffic at our CLEC’s largest customer.

SG&A Expenses

SG&A expenses totaled a credit of $67,809 for the nine months ended September 30, 2015 as compared to $101,032 for the corresponding period in the prior year. The improvement of $168,841 is primarily due to the reversal of bad debt expense resulting from collections of a long overdue account as well as settlement of certain accounts payable at a discount.

Depreciation and Amortization:

We had Depreciation and Amortization expenses totaling $907 at our Telecommunications Services segment for the nine month period ended September 30, 2015 as compared to $8,032 for the corresponding period in the prior year. This is due to the fact that all of the Company’s fixed assets have become fully depreciated.

Income (Loss) from Continuing Operations Before Taxes:

Income from Continuing Operations Before Taxes totaled $125,470 for the nine month period ended September 30, 2015 as compared to a Loss from Continuing Operations Before Taxes totaling $42,057 for the corresponding period in the prior year. The improvement of $167,527 is primarily due to the aforementioned improvements in SG&A expenses.

Net Income (Loss):

Net Income totaled $141,247 for the nine month period ended September 30, 2015 as compared to Net Loss of $65,234 for the corresponding period in the prior year. The improvement of $206,481 is due to the aforementioned collection of a long overdue customer account combined with the fact that our telecommunications services segment earned $15,777 from discontinued operations of during the year to date period ended September 30, 2015 as compared to a loss from discontinued operations of $23,177 earned in the corresponding period in the prior year.

Corporate

SG&A Expenses

SG&A expenses totaled $183,229 for the nine months ended September 30, 2015 as compared to $783,084 for the corresponding period in the prior year. The improvement is due to headcount and other SG&A reductions at corporate.  In addition, during the prior year, the Company employed a complete team of mobile application developers to work on our TinyDial mobile application.  We completed our development work at the end of 2014 and the entire team was eliminated; accordingly, their costs are not present in the 2015 operating results.

Depreciation and Amortization:

We had no Corporate Depreciation and Amortization expenses for the nine month period ended September 30, 2015 as compared to Depreciation and Amortization expenses totaling $6,099 for the corresponding period in the prior year. This is due to the fact that all of the Company’s fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes and Net Loss:

Loss from Continuing Operations Before Taxes and Net Loss totaled $204,321 for the nine month period ended September 30, 2015 as compared to a loss of $812,604 for the corresponding period in the prior year. The improvement of $608,283 is primarily due to significant reductions in headcount at Corporate, which included the outsourcing of all technology personnel, as well as the reduction of telecommunications infrastructure and other SG&A expenses.

Liquidity and Capital Resources

As of September 30, 2015, we had negative working capital totaling $665,686 which included cash of $38,452. Our revenue generating operations consist of our two telecommunications CLEC’s and our marketing company, Enversa.  We anticipate that our CLECs will generate positive future cash flow as a result of their ability to generate carrier access revenues.  We divested all end user customers during the quarter ended March 31, 2015 focusing all our telecommunications efforts entirely on our carrier to carrier business.  With respect to the Marketing Services division, Enversa’s revenues have generally stabilized but our efforts in the programmatic marketing space were terminated with the loss of our two largest customers and their respective termination of their marketing campaigns.  There can be no assurance that Enversa will continue to increase revenues and the Company is not currently generating positive operational cash flow.

The Company’s only secured debt is the note payable to the Company’s CEO, Scott Beck (the “Senior Note”). On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 on the Senior Note which constituted an event of default. Mr. Beck did not call default but there can be no assurance that, as the Company’s senior secured lender, he will not do so. It is anticipated that the Company will amend the Senior Note at some future point but there can be no assurance that we will be successful in amending the terms of the Senior Note. Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior secured lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.

We had no investing activity for the nine months ended September 30, 2015 while our entire financing activities consisted of the final $892 payment on our lone capital lease.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2015. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

3.1

Certificate of Amendment to Articles of Incorporation For Nevada Profit Corporations of CornerWorld Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 6, 2015)

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

CORNERWORLD CORPORATION
Registrant

November 16, 2015	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer