Form 10-K
period 2015-12-31
Cornerworld Corp
filed 2016-03-31
CIK 1338242

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2015
Or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to__________

Commission File Number:  333-128614

CORNERWORLD CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0441869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐               Accelerated filer ☐               Non-accelerated filer ☐               Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes ☐   No ☑

As of June 30, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTCQB exchange of $0.53 was approximately $2,444,052. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not intended as a conclusive determination for any other purpose. As of June 30, 2015, after taking into account the Company’s November 6, 2015 35 for 1 reverse stock split, there were 4,655,338 shares of the registrant’s common stock outstanding.

PART I

ITEM 1. BUSINESS

Overview and Plan of Operation

Company History

CornerWorld Corporation (hereinafter referred to as “CornerWorld”, the “Company”, “we” “our” or “us”) was incorporated on November 9, 2004, in the State of Nevada. Effective May 2007, we changed our name to CornerWorld Corporation. Our principal executive offices are located at 13101 Preston Road, Suite 510, Dallas, Texas 75240. Our telephone number is (888) 837-3910 and our fiscal year-end is December 31; prior to December 31, 2013, our fiscal year ended April 30.

The Company is a marketing company creating opportunities from the increased accessibility of content across mobile and internet platforms. The Company conducts its business through its main operating subsidiary Enversa Companies, LLC, a Texas limited liability company (“Enversa”).  Enversa is a technology-oriented direct response marketing company. Enversa provides domain hosting, domain leasing, programmatic re-targeting and website management services on a recurring monthly basis.

Spinoff

On August 13, 2015, the Company’s Board of Directors formally approved a plan whereby the Company was authorized to split its telecommunications services segment, Woodland Holdings Corporation (“Woodland”) and Woodland’s wholly owned subsidiaries, in their entirety, into a separate reporting entity.  On October 14, 2015, the US Securities and Exchange Commission (the “SEC”) formally informed the Company that the Woodland’s registration statement had become effective, clearing the way for the spin-off.  Finally, on December 31, 2015, the Company’s Board of Directors spun-off Woodland to CornerWorld’s shareholders of record as of December 31, 2015 (the “Record Date”).  CornerWorld shareholders, as of the Record Date, received shares in Woodland equal to their pro-rata ownership percentage of CornerWorld. For every share owned by the Company’s shareholders as of the Record Date, those same shareholders were issued 1 share of Woodland’s common stock. Woodland is in the process of taking the necessary actions whereby Woodland’s shares will be free-trading on the OTCXB exchange.

The Company previously provided telecommunications services, including telephony and internet services, through Woodland’s wholly owned subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”).  As a provider of Internet and VoIP services, T2 delivers leading-edge technology to business and residential customers in Michigan and Texas. Offerings include: phone lines, internet connections, long distance and toll-free services. T2 is a Competitive Local Exchange Carrier (CLEC).  PSM, also a CLEC, holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes. Neither the Company nor Woodland has incurred any costs over the previous three years on research and development activities for either T2 or PSM and has no future plans to incur research and development costs for either of its CLEC’s.   T2’s Michigan operations were divested by Woodland on March 31, 2015.

Woodland was also the previous owner of S Squared, LLC, doing business in the state of Texas as Ranger Wireless Solutions, LLC (“Ranger”) whose key asset was the patented 611 Roaming ServiceTM from RANGER Wireless Solutions®, which generated revenue by processing approximately 10.2 million calls from roaming wireless customers per year and seamlessly connecting them to their service provider.  Woodland sold Ranger to an unrelated third party on September 30, 2013.

Recent Developments

As discussed further in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on December 31, 2015, the Company spun-off Woodland, its telecommunications services subsidiary.  Accordingly, Woodland’s operations, along with those of its wholly owned subsidiaries, have been reported as discontinued operations in the accompanying annual report and consolidated financial statements.

Regulatory Matters

Portions of our operations, particularly our CLECs, are highly regulated and subject to a variety of federal and state laws, which require that we obtain various governmental licenses, permits and approvals. Specifically, we must file annual and quarterly reports on form 499 with the Federal Communications Commission to maintain our CLEC licenses, contribute to the Federal Universal Service Fund and we must file annual reports with the state of Texas detailing our operating activities.  We believe we are in material compliance with all applicable licensing and regulatory requirements.

Employees

As of December 31, 2015, we had one full-time employee. This employee is not represented by collective bargaining agreements and the Company considers it relations with its employee to be good.

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

On November 6, 2015, the Company effectuated a reverse stock split such that every 35 shares of common stock outstanding were reverse-split into one share of common stock (the “Reverse Stock Split”). All share and per share information has been retroactively adjusted to reflect the Reverse Stock Split.

Trading in our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.

	High	Low
Fiscal Year ended December 31, 2015
Quarter ended December 31, 2015	$0.32	$0.14
Quarter ended September 30, 2015	0.53	0.16
Quarter ended June 30, 2015	0.59	0.25
Quarter ended March 31, 2015	2.80	0.29

Fiscal Year ended December 31, 2014
Quarter ended December 31, 2014	$6.65	$0.88
Quarter ended September 30, 2014	1.40	0.56
Quarter ended June 30, 2014	0.67	0.28
Quarter ended March 31, 2014	0.42	0.28

As of February 22, 2016, there were approximately 18 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

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

Recent Issuances of Unregistered Stock

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013 as well as the balance sheet data at December 31, 2015 and 2014 are derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K.  The historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data (prior periods have been restated to reflect the impact of discontinued operations):

	For the Year Ended December 31,		For the Eight- Month Period Ended December 31,	For the Year Ended April 30,
	2015	2014	2013	2013	2012

Revenue	$406,219	$744,066	$592,756	$1,749,491	$4,311,811
Costs of goods sold	153,054	368,883	191,711	564,682	1,743,855
Gross profit	253,165	375,183	401,045	1,184,809	2,567,956

Total operating expenses	354,038	1,297,477	943,862	2,744,697	5,097,377
Loss from operations	(100,873)	(922,294)	(542,817)	(1,559,888)	(2,529,421)
Other (expense) income, net	(28,275)	(30,158)	(37,173)	(792,457)	(245,920)
Income taxes	—	—	—	—	—
Loss from continuing operations	(129,148)	(952,452)	(579,990)	(2,352,345)	(2,775,341)
Income from discontinued operations, net of tax	139,848	(46,723)	375,681	990,111	670,294
Gain from discontinued operations, net of tax	—	—	2,788,543	—	—
Net income (loss)	$10,700	$(999,175)	$2,584,234	$(1,362,234)	$(2,105,047)

Basic earnings (loss) per share from continuing operations	$(0.03)	$(0.21)	$(0.13)	$(0.54)	$(0.66)
Basic earnings (loss) per share from discontinued operations	$0.03	$(0.01)	$0.71	$0.23	$0.16
Basic earnings (loss) per share	$0.00	$(0.22)	$0.58	$(0.31)	$(0.50)
Diluted earnings (loss) per share from continuing operations	$(0.03)	$(0.21)	$(0.12)	$(0.54)	$(0.66)
Diluted earnings (loss) per share from discontinued operations	$0.03	$(0.01)	$0.68	$0.23	$0.16
Diluted earnings (loss) per share	$0.00	$(0.22)	$0.55	$(0.31)	$(0.50)
Basic weighted average shares outstanding	4,655,338	4,625,148	4,487,738	4,354,015	4,209,261
Diluted weighted average shares outstanding	4,655,338	4,625,148	4,662,978	4,354,015	4,209,261

Consolidated Balance Sheet Data:

	December 31,			April 30,
	2015	2014	2013	2013	2012
Cash and cash equivalents	$1,268	$94,857	$849,228	$40,298	$70,718
Total assets	$44,057	$180,663	$1,177,661	$7,966,033	$10,384,652
Long-term obligations	$—	$186,006	$236,990	$184,662	$217,199
Total stockholders’ equity (deficit)	$(788,963)	$(805,147)	$182,263	$(2,418,750)	$(2,685,503)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Overview

CornerWorld is a marketing company providing services for the increased accessibility of content across mobile and Internet platforms. The Company is a holding company whose wholly owned subsidiaries operate in a rapidly changing marketing services industry.

Originally a development stage company, the Company has developed a consistent revenue stream and gross margins that support its administrative and operating costs.

Enversa provides domain hosting, domain leasing, programmatic re-targeting and website management services on a recurring monthly basis. We believe the marketing industry will continue to trend toward digital and social media as well as search retargeting and we are attempting to position Enversa to address the rapidly changing needs of its customers.

Year ended December 31, 2015 Highlights

•	We completed a reverse split of our outstanding common stock.

•	We spun off our telecommunications services subsidiaries, Woodland and its wholly-owned subsidiaries, into a separate company.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Revenues

We had revenues totaling $406,219 for the year ended December 31, 2015 as compared to $744,066 for the corresponding period in the prior year. The decrease of $337,847, or 45.4%, is primarily due to is primarily due to the loss of our two largest clients during the second quarter of 2015.

Selling, General and Administrative (“SG&A”) Expenses:

We had SG&A expenses totaling $354,038 the year ended December 31, 2015 as compared to $1,291,378 for the corresponding period in the prior year. The decrease of $937,340, or 72.6%, is primarily due to reductions in marketing headcount, and reductions in corporate overhead made in response to the loss of our two largest clients during the second quarter of 2015.  Also, during the year ended December 31, 2014, we had a development team completing the work on our TinyDial mobile application.  That entire team was eliminated as part of a reduction in staff at the end of 2014 and their costs are not present in the 2015 operating results.

Depreciation Expenses

Depreciation expenses totaled $0 for the year ended December 31, 2015 as compared to $6,099 for the corresponding period in the prior year. The decrease of $6,099 is due to the fact that all of our fixed assets have become fully depreciated.

Loss from Continuing Operations Before Taxes

Loss from Continuing Operations Before Taxes totaled $129,148 for the year ended December 31, 2015 as compared to $952,452 for the corresponding period in the prior year. The improvement of $823,304 is primarily due to aforementioned reductions in SG&A and depreciation expenses, offset, to some extent, by the decrease in revenues.

Net Income (Loss)

Net Income totaled $10,700 for the year ended December 31, 2015 as compared to a Net Loss of $999,175 for the corresponding period in the prior year. The Net Income (Loss) improvement of $1,009,875 is primarily due to the absence of prior year’s aforementioned reductions in SG&A expenses coupled with the fact that prior year Net Income numbers included loss from discontinued operations totaling $46,723 while current year’s results include income from discontinued operations totaling $139,848.

Liquidity and Capital Resources

As of December 31, 2015, we had negative working capital totaling $788,963 including cash of $1,268.  Approximately $588,104 of our negative working capital relates directly to amounts owed for accrued bonuses, accrued interest and the note payable to our CEO.

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

We had no investing or financing activities for the year ended December 31, 2015.

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

Contractual Obligations

The following table presents our contractual obligations as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Notes payable to related parties	$338,958	$338,958	$—	$—	$—
Operating and capital leases	12,500	12,500	—	—	—
Total	$351,458	$351,458	$—	$—	$—

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Inflation

We believe that, for the year ended December 31, 2015, inflation has not had a material effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements and supplementary data are included in pages F-1 through F-19 of this Annual Report on Form 10-K.

Quarterly Results of Operation (Unaudited)

The following table presents the Company’s unaudited quarterly statements of operations for each of the eight quarters in the two-year period ended December 31, 2015. The information in the table should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained elsewhere in this report. The underlying unaudited financial statements are prepared on the same basis as the audited consolidated financial statements included in this report, which include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for the fair presentation of the Company’s financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future periods.

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net sales	$208,528	$155,338	$163,361	$216,839	$235,843	$102,264	$36,133	$31,979
Cost of Sales	113,434	89,830	79,531	86,088	92,003	43,721	4,816	12,514
Gross profit	95,094	65,508	83,830	130,751	143,840	58,543	31,317	19,465
Selling, general and administrative expenses	303,232	393,229	324,471	270,446	127,700	100,478	48,871	76,989
Depreciation expense	6,099	—	—	—	—	—	—	—
Operating Income (loss)	(214,237)	(327,721)	(240,641)	(139,695)	16,140	(41,935)	(17,554)	(57,524)
Other income (expense), net	(9,824)	(6,795)	(6,802)	(6,737)	(6,979)	(6,962)	(7,148)	(7,186)
Income (loss) from continuing operations before income taxes	(224,061)	(334,516)	(247,443)	(146,432)	9,161	(48,897)	(24,702)	(64,710)
Income tax expense	—	—	—	—	—	—	—	—
Income (loss) from continuing operations	(224,061)	(334,516)	(247,443)	(146,432)	9,161	(48,897)	(24,702)	(64,710)
Income (loss) from discontinued operations, net of tax	(9,132)	(47,952)	(8,150)	18,511	95,316	19,158	26,769	(1,395)
Gain from discontinued operations, net of tax	—	—	—	—	—	—	—	—
Net income (loss)	$(233,193)	$(382,468)	$(255,593)	$(127,921)	$104,477	$(29,739)	$2,067	$(66,105)
Basic and diluted earnings (loss) per share from continuing operations	$(0.05)	$(0.07)	$(0.05)	$(0.03)	$0.00	$(0.01)	$(0.01)	$(0.01)
Basic and diluted earnings (loss) per share from discontinued operations	$0.00	$(0.01)	$0.00	$0.00	$0.02	$0.00	$0.01	$0.00
Basic and diluted earnings (loss) per share	$(0.05)	$(0.08)	$(0.05)	$(0.03)	$0.02	$(0.01)	$0.00	$(0.01)
Basic and Diluted weighted average common shares outstanding	4,532,877	4,655,338	4,655,338	4,655,338	4,655,338	4,655,338	4,655,338	4,655,338

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

The Company’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2015. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective simply due to the fact that the small size of the accounting department could not provide for adequate segregation of duties typically established in larger reporting companies.

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

As of December 31, 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015, as a result of the identification of the material weakness described below.

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

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company currently has two Directors. The term of each Director expires at the Company’s annual meeting each year. The persons whose names are listed below will serve until the Annual Meeting in 2015 or until his successor has been elected and qualified.  Our Board of Directors is not currently divided into classes.

Name of Director	Age	Positions with CornerWorld Since
Scott N. Beck	42	Chief Executive Officer, Chairman and Director, 2007
Marc Blumberg	43	Director, 2008

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

Additional Executive Officers

V. Chase McCrea III, age 47, has served as our Chief Financial Officer since his appointment September 18, 2009.  Mr. McCrea is a CPA with over 20 years of experience working with and for public companies serving in a variety of capacities.  Until July 2007, Mr. McCrea had served as the Interim Chief Financial Officer and Vice President of Finance of Home Solutions of America, Inc., a publicly traded construction company. Prior to that, he worked as the Director of Finance for Penson Worldwide, Inc., an international securities clearing firm and also as a Manager of SEC Reporting for chemical giant Celanese. Mr. McCrea has also served as the Director of SEC Reporting for technology company DG Systems (the predecessor company to DG/FastChannel, Inc.) as well as serving as the Director of Finance for approximately five years for a venture capital funded telecommunications provider. Mr. McCrea’s experience also includes over eight years working for Big Four accounting firms, where he attained the level of assurance manager. Mr. McCrea holds a Bachelor’s of Science in Accounting from the highly regarded accounting school at the University of Southern California.

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

Board Meetings

The Board of Directors held one meeting during the year ended December 31, 2015.  Mr. Beck and Mr. Blumberg attended the meeting.  Directors receive no compensation for meeting attendance.

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

Name and principal position (a)	Period (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)(4)	Option Awards ($)(f)(5)	All Other Compensation ($)(i)	Total ($)(j)
Scott N. Beck, Chairman of the Board of Directors, Chief Executive Officer	2015(1)	12,816(8)	—	—	—	—	12,816
	2014(2)	23,000(6)	—	—	—	—	23,000
	2013(3)	138,417(6)	—	—	—	—	138,417

Marc A. Pickren, President, previously Chief Marketing Officer	2015(1)	—	—	—	—	—	—
	2014(2)	—	—	—	—	—	—
	2013(3)	108,202(7)	—	—	—	—	108,202

V. Chase McCrea III, Chief Financial Officer	2015(1)	110,375(8)	—	—	—	—	110,375
	2014(2)	165,000	3,000(9)	—	—	—	168,000
	2013(3)	116,875	41,250(9)	—	—	—	158,125

(1)	Amounts in this row are for the year ended December 31, 2015.

(2)	Amounts in this row are for the year ended December 31, 2014.

(3)	Amounts in this row are for the eight-month period ended December 31, 2013.

(4)

The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with ASC Topic 718 (formerly FAS 123[R]) of stock awards granted to each named executive officer, and therefore include amounts from awards granted in and prior to the applicable fiscal year. Assumptions used in the calculation of this amount are included in Note 8 to the Company’s audited consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K.

(5)

The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with ASC 718 with respect to outstanding stock options granted to each executive officer, whether granted in that fiscal year or in prior fiscal years. These balances have not been adjusted for the potential impact of estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 8 to the Company’s audited consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K.

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

(8)

Effective July 16, 2015, Mr. Beck and Mr. McCrea no longer were paid salaries or medical benefits by the Company.  No amendment was made to Mr. Beck’s employment agreement to reflect this fact and the Company could resume paying Mr. Beck’s salary pursuant to his employment agreement at any time.

(9)	This chart reflects the fact that Mr. McCrea’s bonuses have historically been accrued at the end of the reporting period and cash settled immediately subsequent to the end of the reporting period.

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

Effective July 15, 2015, Mr. Beck opted to no longer draw his base salary or medical benefits from the Company.  No modification was made to his employment contract as a result of this decision and Mr. Beck could choose to have the Company pay his base salary again at any time up through the expiration of his employment agreement.  During the fiscal year ended December 31, 2015, there have been no occurrences of the re-pricing of an outstanding option or other equity-based award and no waiver or modification of any specified performance target with respect to any amount included in non-stock incentive plan compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth information regarding stock option awards previously granted which were outstanding at December 31, 2015.

		Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (b)	Number of Securities Underlying Unexercised Unexercisable Options (c)	Equity Incentive Plan: Number of Securities Underlying Unexercised Unearned Options (d)	Weighted Average Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares of Units of Stock That Have Not Vested (g)	Market Value of Shares of Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (j)
Scott N. Beck	—	—	—	—	—	—	—	—	—
V. Chase McCrea III	—	—	—	—	—	—	—	—	—

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

There were 142 options outstanding under the Company’s 2007 Incentive Stock Plan as of December 31, 2015.

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

There were 46,425 options outstanding under the Company’s 2007 Stock Compensation Plan as of December 31, 2015.

Director Compensation

The Company does not pay compensation to its directors for their service at this time. Furthermore, the Company has no present formal plan for compensating our directors for their service in their capacity as such.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL

Mr. Beck is the lone named Executive Officer currently employed subject to an employment agreement.  Pursuant to his respective employment agreement, he is entitled to payments for termination for reasons other than cause or resulting from a change in control described as follows:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth, as of March14, 2016 (except where otherwise noted), certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding shares of Common Stock, (ii) each of the Company’s Directors, (iii) each of the executive officers and (iv) all current Directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty (60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date. As of March 14, 2016, the Directors and executive officers of the Company held a total of 1,797,875 shares of Common Stock entitled to vote, representing 38.6% of the then outstanding shares of Common Stock.

Beneficial Owner	Amount of Common Stock Beneficially Owned as of March 14, 2016 (1)	Percentage of Common Stock Outstanding (1)

Executive Officers and Directors (2)
Scott Beck	1,622,485	34.9%
Marc Blumberg	89,676	1.9%
V. Chase McCrea III	85,714	1.8%
All executive officers and directors as a group (consisting of 3 individuals)	1,797,875	38.6%

Other 5% stockholders:
IU Holdings II, LP (3)	1,666,117	35.8%
Total Executive Officers, Directors and Affiliates (2)	3,463,992	74.0%

(1)

The number of shares of Common Stock outstanding as of March 14, 2016 was 4,679,764. The number of beneficially owned shares includes 24,426 shares issuable pursuant to stock options that may be exercised within sixty (60) days after March 14, 2016.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC (the “Tier 3 Junior Note”).   IU Investments, LLC is an entity owned by the immediate family members of the Company’s Chief Executive Officer. The outstanding portion of the Tier 3 Junior Note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 3 Junior Note had no outstanding balance at December 31, 2015. The Company recorded interest of $0, $0 and $26,105 on the Tier 3 Junior Note during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, respectively.

On March 30, 2011, the Company entered into a subordinated $1,500,000 promissory note with IU Holdings, LP (“IUH”) (the “Tier 2 Junior Note”).  IUH is a partnership whose limited partners include the immediate family members of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, served as the manager of IU Holdings, GP, LLC, which is the general partner of IUH. The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 2 Junior Note had no outstanding balance at December 31, 2015. The Company recorded interest expenses of $0, $0 and $73,006 on the Tier 2 Junior Note during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, respectively.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University (the “Tier 5 Junior Lender”).  The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 5 Junior Note had no outstanding balance at December 31, 2015. The Company recorded interest expenses of $0, $0 and $1,342 on the Tier 5 Junior Note during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, respectively.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Senior Note is payable in monthly installments of $12,746 until such point as the Tier 7 Junior Note matures on July 31, 2016.  The Company amended this note on September 30, 2014 such that principal payments were deferred until December 31, 2014 and the interest rate was reduced to 6.25%. Interest on the outstanding principal amount under the Senior Note is payable at the Company’s choosing.  The Company recorded interest of $28,071, $26,845 and $24,186 on the Senior Note during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, respectively.  On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 to Scott N. Beck, the Company’s Chief Executive Officer and the holder of the Senior Note, which constituted an event of default under the Senior Note.  Mr. Beck did not call default but there can be no assurance that, as the Company’s Senior Lender, he will not do so. Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.  The balance of this note totaled $338,958 at December 31, 2015.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts created by the father of the Company’s Chief Executive Officer. The lease was originally for five years with minimum future rentals of $7,500 in the next fiscal year which is the final year.  The Company paid $30,000, $30,000 and $20,000 in rent during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, respectively.  The Company has accrued $12,500 in accounts payable related unpaid rent on this lease as of December 31, 2015.

The Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $60,000, $60,000 and $40,000 from this entity during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

Audit and Related Fees

The following is a summary of fees and services approved by the Company and billed by Montgomery Coscia Greilich LLP (“MCG”)for the fiscal years ended December 31, 2015 and 2014.

	Year ended December 31, 2015	Year ended December 31, 2014

Audit Fees (1)	$25,000	$25,000
Audit Related Fees (2)	—	—
Total (3)	$25,000	$25,000

(1)

Audit Fees. This represents the aggregate fees billed to us in each of fiscal 2015 and 2014 for professional services rendered by MCG for (i) the audit of our annual financial statements included in our annual report on Form 10-K and (ii) the review of our interim financial statements included in the quarterly reports.

(2)

Audit-Related Fees. The aggregate fees billed to us in each of fiscal 2015 and 2014 for professional services rendered by MCG for audit-related fees including statutory and regulatory filings was zero.  We do not currently engage MCG to perform internal control testing.

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

3.4

Certificate of Amendment to Articles of Incorporation For Nevada Profit Corporations of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated May 4, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, filed December 15, 2010)

3.5

Certificate of Amendment to Articles of Incorporation For Nevada Profit Corporations of CornerWorld Corporation., dated October 28, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed November 6, 2015)

3.6

Bylaws of CornerWorld Corporation, formerly known as Olympic Weddings International, Inc., dated November 9, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, filed September 27, 2005).

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

Exhibit
Numbers	Description
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

Exhibit
Numbers	Description
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

Exhibit
Numbers	Description
10.79w

Amended and Restated Employment Agreement dated as of July 28, 2011 between CornerWorld Corporation and Scott Beck (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 6, 2013)

10.80

Merger Agreement Dated February 29, 2016 by and among CornerWorld Corporation, The Leadstream, LLC and Deportes Media, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 24, 2016)

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

CornerWorld, Corporation

March 31, 2016	By:	/s/ Scott Beck
Scott Beck
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Beck	Chairman of the Board of Directors and	March 31, 2016
Scott Beck	Chief Executive Officer
(Principal Executive Officer)

/s/ V. Chase McCrea III	Chief Financial Officer	March 31, 2016
V. Chase McCrea III	(Principal Financial and Accounting Officer)

/s/ Marc Blumberg	Director	March 31, 2016
Marc Blumberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

CornerWorld Corporation

We have audited the accompanying consolidated balance sheets of CornerWorld Corporation as of December 31, 2015 and 2014 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013. CornerWorld Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CornerWorld Corporation as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ MONTGOMERY COSCIA AND GREILICH, LLP

Dallas, Texas

March 30, 2016

CornerWorld Corporation

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$1,268	$94,857
Accounts receivable, net	1,265	36,755
Prepaid expenses and other current assets	9,969	24,637
Assets of discontinued operations	31,555	24,414
Total current assets	44,057	180,663

Property and equipment, net	—	—
TOTAL ASSETS	$44,057	$180,663

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$145,249	$166,732
Accrued expenses	338,936	314,046
Notes payable related parties, current portion	338,958	152,952
Deferred revenue	499	75,687
Liabilities of discontinued operations	9,378	90,387
Total current liabilities	833,020	799,804
Long-term liabilities:
Notes payable related parties, net of current portion	—	186,006
Total liabilities	833,020	985,810

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 4,655,338 shares issued and outstanding, at December 31, 2015 and 2014	162,937	162,937
Additional paid-in capital	11,812,349	11,806,865
Accumulated deficit	(12,764,249)	(12,774,949)
Total stockholders’ equity (deficit)	(788,963)	(805,147)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$44,057	$180,663

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Operations

	For the Year Ended December 31,		Eight-month Period Ended December 31,
	2015	2014	2013
Sales, net	$406,219	$744,066	$592,756

Costs of goods sold	153,054	368,883	191,711

Gross profit	253,165	375,183	401,045

Expenses:
Selling, general and administrative expenses	354,038	1,291,378	920,581
Depreciation and amortization	—	6,099	23,281
Total operating expenses	354,038	1,297,477	943,862
Operating loss	(100,873)	(922,294)	(542,817)

Other income (expense), net:
Interest expense	(28,071)	(26,845)	(37,171)
Other income (expense), net	(204)	(3,313)	(2)
Total other expense, net	(28,275)	(30,158)	(37,173)
Loss before income taxes	(129,148)	(952,452)	(579,990)
Income taxes	—	—	—
Loss from continuing operations	(129,148)	(952,452)	(579,990)
Income from discontinued operations, net of tax	139,848	(46,723)	375,681
Gain from disposal of discontinued operations, net of tax	—	—	2,788,543
Net income (loss)	$10,700	$(999,175)	$2,584,234

Basic earnings (loss) per share from continuing operations	$(0.03)	$(0.21)	$(0.13)
Basic earnings per share from discontinued operations	$0.03	$(0.01)	$0.71
Basic earnings (loss) per share	$0.00	$(0.22)	$0.58
Diluted earnings (loss) per share from continuing operations	$(0.03)	$(0.21)	$(0.12)
Diluted earnings per share from discontinued operations	$0.03	$(0.01)	$0.68
Diluted earnings (loss) per share	$0.00	$(0.22)	$0.55

Basic weighted average number shares outstanding	4,655,338	4,625,148	4,487,738
Diluted weighted average number shares outstanding	4,655,338	4,625,148	4,662,978

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (deficit)
Balance, May 1, 2013	4,494,669	157,313	11,783,945	(14,360,008)	(2,418,750)
Return of shares to treasury	(14,286)	(500)	500	—	—
Stock-based compensation expense	—	—	16,779	—	16,779
Net income	—	—	—	2,584,234	2,584,234
Balance, December 31, 2013	4,480,383	$156,813	$11,801,224	$(11,775,774)	$182,263
Exercise of warrants	174,955	6,124	(6,124)	—	—
Stock-based compensation expense	—	—	11,765	—	11,765
Net loss	—	—	—	(999,175)	(999,175)
Balance, December 31, 2014	4,655,338	$162,937	$11,806,865	$(12,774,949)	$(805,147)
Stock-based compensation expense	—	—	5,484	—	5,484
Net income	—	—	—	10,700	10,700
Balance, December 31, 2015	4,655,338	$162,937	$11,812,349	$(12,764,249)	$(788,963)

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Consolidated Statements of Cash Flows

	For the Year Ended December 31,		For the Eight-month Period Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$10,700	$(999,175)	$2,584,234
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	—	6,099	23,281
Amortization of loan discounts	—	—	7,045
Provision for doubtful accounts	17,137	87,253	41,538
Stock-based compensation	5,484	11,765	16,779
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	18,353	(44,334)	(8,074)
Prepaid expenses and other current assets	14,668	84,045	(35,406)
Other assets	—	—	31
Accounts payable	(21,483)	54,139	(773,665)
Accrued expenses	24,890	(23,146)	(478,291)
Deferred revenue	(75,188)	5,365	9,587
Changes in assets and liabilities of discontinued operations	(88,150)	63,618	(871,192)
Net cash provided by (used in) operating activities	(93,589)	(754,371)	515,867
Cash Flows from Investing Activities
Proceeds from the sale of subsidiary	—	—	8,300,000
Proceeds from the sale of property and equipment	—	—	695
Net cash provided by investing activities	—	—	8,300,695
Cash Flows from Financing Activities
Financing fees	—	—	(249,000)
Principal payments on debt	—	—	(4,791,316)
Principal payments on related party notes payable	—	—	(2,037,915)
Settlement of warrant	—	—	(929,017)
Payments on capital lease	—	—	(384)
Net cash used in financing activities	—	—	(8,007,632)
Net increase (decrease) in cash	(93,589)	(754,371)	808,930
Cash at beginning of period	94,857	849,228	40,298
Cash at end of period	$1,268	$94,857	$849,228

Cash paid for:
Interest	$—	$—	$431,642
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

CornerWorld Corporation

Notes to Consolidated Financial Statements

December 31, 2015

1. Basis of Presentation

Organization

CornerWorld Corporation (“the Company”, “CornerWorld”, “we”, “our” or “us”) was incorporated in the State of Nevada, on November 9, 2004.

The Company is a marketing company creating opportunities from the increased accessibility of content across mobile and internet platforms. The Company conducts its business through its main operating subsidiary Enversa Companies, LLC, a Texas limited liability company (“Enversa”).  Enversa is a technology-oriented direct response marketing company. Enversa provides domain hosting, domain leasing, programmatic re-targeting and website management services on a recurring monthly basis.

Spinoff

On August 13, 2015, the Company’s Board of Directors formally approved a plan whereby the Company was authorized to split its telecommunications services segment, Woodland Holdings Corporation (“Woodland”) and Woodland’s wholly owned subsidiaries, in their entirety, into a separate reporting entity.  On October 14, 2015, the US Securities and Exchange Commission (the “SEC”) formally informed the Company that the Woodland’s registration statement had become effective, clearing the way for the spin-off.  Finally, on December 31, 2015, the Company’s Board of Directors spun-off Woodland to CornerWorld’s shareholders of record as of December 31, 2015 (the “Record Date”).  CornerWorld shareholders, as of the Record Date, received shares in Woodland equal to their pro-rata ownership percentage of CornerWorld. For every share owned by the Company’s shareholders as of the Record Date, those same shareholders were issued 1 share of Woodland’s common stock. Woodland is in the process of taking the necessary actions whereby Woodland’s shares will be free-trading on the OTCXB exchange.

The Company previously provided telecommunications services, including telephony and internet services, through Woodland’s wholly owned subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”).  As a provider of Internet and VoIP services, T2 delivers leading-edge technology to business and residential customers in Michigan and Texas. Offerings include: phone lines, internet connections, long distance and toll-free services. T2 is a Competitive Local Exchange Carrier (CLEC).  PSM, also a CLEC, holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes. Neither the Company nor Woodland has incurred any costs over the previous three years on research and development activities for either T2 or PSM and has no future plans to incur research and development costs for either of its CLEC’s.   T2’s Michigan operations were divested by Woodland on March 31, 2015.

Woodland was also the previous owner of S Squared, LLC, doing business in the state of Texas as Ranger Wireless Solutions, LLC (“Ranger”) whose key asset was the patented 611 Roaming ServiceTM from RANGER Wireless Solutions®, which generated revenue by processing approximately 10.2 million calls from roaming wireless customers per year and seamlessly connecting them to their service provider.  Woodland sold Ranger to an unrelated third party on September 30, 2013.

Woodland’s operations, along with those of its wholly owned subsidiaries, have been reported as discontinued operations in these consolidated financial statements.

Reverse Stock Split

On November 6, 2015, the Company effected a reverse stock split such that every 35 shares of common stock outstanding was automatically reverse-split into one share of common stock (the “Reverse Stock Split”).  All share and per share information has been retroactively adjusted to reflect the Reverse Stock Split.

Change in Fiscal Year

The Company’s year-end is December 31.  On April 29, 2014, the Company announced that it was changing its fiscal year end from April 30 to December 31.  Accordingly, this annual report on form 10-K details the Company’s accounts as of December 31, 2015 and 2014 and its results of operations, cash flow and stockholders’ equity (deficit) for the years ended December 31, 2015 and 2014 along with the eight-month period December 31, 2013.   See Note 13, Transition Period Comparative Data (unaudited), for more information with respect to our change in fiscal year end.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $3,741 and $1,350 as of December 31, 2015 and 2014, respectively.

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

At Enversa, revenue is recognized monthly along with the related cost of revenue as services are rendered. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

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

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to operations. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations. Management periodically reviews the carrying value of its property and equipment for impairment. The Company’s property and equipment were fully depreciated as of December 31, 2015.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360. The Company’s primary long-lived assets are property and equipment. ASC 360 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management reviews its long-lived assets annually. As previously noted, the Company’s property and equipment were fully depreciated as of December 31, 2015.

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

December 31, 2015

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

Concentrations of Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Federal Deposit Insurance Corporation (FDIC) currently insures accounts at each institution for up to $250,000. At times, cash balances may exceed the FDIC insurance limit of $250,000. At December 31, 2015 and 2014 the Company had no balances in excess of that which is insured by the FDIC.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2015, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Issuance of Stock for Non-Cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable.

Reclassifications

Certain prior year accounts have been reclassified to conform to the current year’s presentation.

3.  Discontinued Operations

As previously noted, on August 13, 2015, the Company’s Board of Directors formally approved a plan whereby the Company was authorized to split Woodland’s and its wholly owned subsidiaries, in their entirety, into a separate reporting entity.  On October 14, 2015, the SEC formally informed the Company that the Woodland’s registration statement had become effective.  Finally, on December 31, 2015, the Company Board of Directors spun-off Woodland to CornerWorld’s shareholders of record as of the Record Date.  As a result of the Spin-Off, Woodland’s operations, along with those of its wholly owned subsidiaries, have been reported as discontinued operations in these consolidated financial statements.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

Prior to the Spin-Off, on March 31, 2015, Woodland signed an agreement whereby it completed the sale of T2’s Michigan based operations on for $15,000 in cash; at the time, the Company retained T2 itself as well as T2’s Texas CLEC license among other Texas based T2 operations.  There was no gain recognized on the disposal as the Company had incurred losses on T2’s Michigan operations since its original acquisition on February 23, 2009.  The decision to sell T2’s Michigan operations eliminated the Company’s presence in Michigan altogether and enabled the Company to focus solely on its more profitable lines of business, located in Texas which included as part of the December 31, 2015 Spin-Off.

On September 30, 2013, Woodland completed the sale of Ranger for $7.5 million in cash plus a contingent receivable for $800,000 which was collected in November 2013; Woodland recognized a gain of $2,788,543 on the sale, net of tax. The decision to sell Ranger allowed the Company to retire substantially all of its secured debt, including debt with loan covenants for which we were previously not in compliance. Ranger’s operations have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the operations up to the date of sale for the eight-month period ended December 31, 2013.

The following is a summary of the operating results of our discontinued operations:

	For the Year Ended December 31,		For the Eight-month Period Ended
	2015	2014	December 31, 2013
Sales, net	$132,496	$244,145	$2,095,293

Income (loss) from discontinued operations before income taxes	139,848	(46,723)	375,681
Income taxes	—	—	—
Net income (loss) from discontinued operations	$139,848	$(46,723)	$375,681

The following is a summary of assets and liabilities held for sale as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Assets:
Current assets	$31,555	$21,735
Property, plant and equipment, net	—	2,679
Assets of discontinued operations held for sale	31,555	24,414

Liabilities
Accounts payable and accrued expenses	9,378	87,725
Lease liability	—	2,662
	$9,378	$90,387

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

4. Property and Equipment

Property and equipment is summarized as follows:

	December 31,
	2015	2014
Computer equipment	$92,575	$92,575
Furniture	75,149	75,149
Software	79,061	79,061
Leasehold improvements	9,977	9,977
Total	256,762	256,762
Less: accumulated depreciation and amortization	(256,762)	(256,762)
Property and equipment, net	$—	$—

Depreciation expense for property and equipment for the year ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013 was $0, $6,099 and $23,281, respectively.

5. Debt

	As of December 31
	2015	2014
Long-term Debt
Note payable to CEO; the note matures July 31, 2016. At December 31, 2015, the interest rate was 6.25%. See also Note 10, Related Party Transactions.	338,958	338,958
Total debt	338,958	338,958
Less current portion of long-term debt	(338,958)	(152,952)
Non-current portion of long-term debt	$—	$186,006

The Company’s only collateralized note payable, due to the Company’s CEO, contains no restrictive covenants or events of default other than non-payment.  On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 to Scott N. Beck, the Company’s Chief Executive Officer, which constituted an event of default under the Company’s lone senior secured note.  Mr. Beck did not call default but there can be no assurance that, as the Company’s senior secured lender, he will not do so. It is anticipated that the Company will amend the note with Mr. Beck at some future point but there can be no assurance that we will be successful in amending the terms of Mr. Beck’s senior secured note.  Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior secured lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.

Future minimum principal payments pursuant to the above long term debt agreements are as follows:

As of December 31, 2015
2016	338,958
Total	$338,958

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

6. Leases

The Company leases its facilities under a non-cancelable operating lease agreement. The lease expires on May 31, 2016 and provides for minimum monthly rents of approximately $2,500. Rent expense for the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013 was approximately $30,000, $24,137 and $138,982, respectively. See also Note 10, Related Party Transactions, for more details.

The Company also has a capital lease on telecom equipment.  The lease expired on March 1, 2015.

Future minimum lease payments under non-cancelable leases are as follows:

As of December 31, 2015
2016	$12,500
Total lease payments	$12,500

7. Equity

Preferred Stock

The Company’s authorized preferred stock consists of 10,000,000 shares with a par value of $0.001 per share. There were no issued and outstanding preferred shares as of December 31, 2015.

Common Stock

The Company’s authorized common stock consists of 250,000,000 shares with a par value of $0.001 per share. On November 6, 2015, the Company effectuated a Reverse Stock Split such that every 35 shares of common stock outstanding were reverse-split into one share of common stock. All share and per share information has been retroactively adjusted to reflect the Reverse Stock Split.  As of December 31, 2015, 4,655,338 shares of common stock were issued and outstanding.

Warrants

The following summarizes the Company’s warrant transactions for the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding and exercisable, May 1, 2013	689,897	$2.80
Granted	—	—
Cancelled or Expired	(426,914)	3.15
Outstanding December 31, 2013	262,983	$2.45
Granted	—	—
Exercised	(174,955)	—
Cancelled or Expired	(88,028)	2.45
Outstanding December 31, 2014	—	$—
Granted	—	—
Cancelled or Expired	—	—
Outstanding December 31, 2015	—	$—

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

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

There were 142 options outstanding under the Company’s 2007 Incentive Stock Plan as of December 31, 2015.

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

There were 46,425 options outstanding under the Company’s 2007 Stock Compensation Plan as of December 31, 2015.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	December 31, 2015
	Shares Reserved for Grant	Awards Available for Grant
Incentive Stock Plan	4,000,000	3,999,858
Stock Compensation Plan	4,000,000	3,953,575
	8,000,000	7,953,433

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

	For the Year Ended December 31,		For the Eight-month Period Ended December 31,
	2015	2014	2013
Expected term (in years)	—	5.0	—
Expected volatility	—%	125.0%	—%
Risk-free interest rate	—%	1.55%	—%
Dividend yield	—%	—%	—%

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

A summary of activity under the Stock Plans and changes during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013 is presented below:

	Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at May 1, 2013	64,142	$13.30	1.49	$—
Granted	—	—
Cancelled/forfeited	(45,857)	15.40
Outstanding at December 31, 2013	18,285	$7.70	1.63	$—
Granted	91,428	3.85
Cancelled/forfeited	(8,297)	7.35
Outstanding at December 31, 2014	101,416	$4.55	3.94	$20,000
Granted	—	—
Cancelled/forfeited	(54,849)	4.84
Outstanding at December 31, 2015	46,567	$3.84	3.20	$—
Options vested and expected to vest	46,567	$3.84	3.20	$—
Options exercisable at end of period	24,426	$4.15	3.09	$—

During the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, the Company recognized $5,484, $11,765 and $16,779 of stock-based compensation expense, respectively. As of December 31, 2015 and 2014 there was $7,866 and $26,835, respectively, of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.20 weighted average years.

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

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

10. Related Party Transactions

As part of the February 23, 2009 Woodland Acquisition, the Company borrowed $1,900,000 from IU Investments LLC (the “Tier 3 Junior Note”).   IU Investments, LLC is an entity owned by the immediate family members of the Company’s Chief Executive Officer. The outstanding portion of the Tier 3 Junior Note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 3 Junior Note had no outstanding balance at December 31, 2015. The Company recorded interest of $0, $0 and $26,105 on the Tier 3 Junior Note during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, respectively.

On March 30, 2011, the Company entered into a subordinated $1,500,000 promissory note with IU Holdings, LP (“IUH”) (the “Tier 2 Junior Note”).  IUH is a partnership whose limited partners include the immediate family members of the Company’s Chief Executive Officer.  Steve Toback, the uncle of the Company’s Chief Executive Officer, served as the manager of IU Holdings, GP, LLC, which is the general partner of IUH. The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 2 Junior Note had no outstanding balance at December 31, 2015. The Company recorded interest expenses of $0, $0 and $73,006 on the Tier 2 Junior Note during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, respectively.

On March 30, 2011, the Company entered into a subordinated $400,000 promissory note (the “Tier 5 Junior Note”) with Internet University (the “Tier 5 Junior Lender”).  The outstanding portion of this note along with its accrued interest was settled in its entirety on September 30, 2013.  Accordingly, the Tier 5 Junior Note had no outstanding balance at December 31, 2015. The Company recorded interest expenses of $0, $0 and $1,342 on the Tier 5 Junior Note during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, respectively.

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer.  Principal under the Senior Note is payable in monthly installments of $12,746 until such point as the Tier 7 Junior Note matures on July 31, 2016.  The Company amended this note on September 30, 2014 such that principal payments were deferred until December 31, 2014 and the interest rate was reduced to 6.25%. Interest on the outstanding principal amount under the Senior Note is payable at the Company’s choosing.  The Company recorded interest of $28,071, $26,845 and $24,186 on the Senior Note during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, respectively.  On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 to Scott N. Beck, the Company’s Chief Executive Officer and the holder of the Senior Note, which constituted an event of default under the Senior Note.  Mr. Beck did not call default but there can be no assurance that, as the Company’s Senior Lender, he will not do so. Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.  The balance of this note totaled $338,958 at December 31, 2015.

The Company is party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The limited partners of 13101 Preston Road, LP are trusts created by the father of the Company’s Chief Executive Officer. The lease was originally for five years with minimum future rentals of $7,500 in the next fiscal year which is the final year.  The Company paid $30,000, $30,000 and $20,000 in rent during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, respectively.  The Company has accrued $12,500 in accounts payable related unpaid rent on this lease as of December 31, 2015.

The Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $60,000, $60,000 and $40,000 from this entity during the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013, respectively.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Due to continued losses from operations, since the inception of the Company, no provision for income taxes has been made in these consolidated financial statements.  The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Year Ended December 31,
	2015		2014
Federal statutory rate	34.00%		34.00%
Effect of:
Valuation allowance	(34.00%	)	(34.00%	)
Effective income tax rate	—%		—%

The Company is in the process of completing its federal income tax return and does not expense to have an income tax liability due to continued losses from operations. The Company’s estimated income tax provision is summarized below:

	Year Ended December 31,
	2015	2014
Income tax expense (benefit):
Federal - current	$(29,744)	$(686,784)
Federal - deferred	33,382	349,653
Total	3,638	(337,131)
Less: valuation allowance	(3,638)	337,131
Total	$—	$—

We will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. At December 31, 2015 we had no unrecognized tax benefits in income tax expense, and do not expect any for the year ended December 31, 2016.  Our income tax returns are no longer subject to Federal tax examinations by tax authorities for years before April 30, 2013.

The estimated components of the deferred tax asset are as follows:

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$2,175,071	$2,145,327
Depreciation and amortization	458,137	741,298
Stock compensation expense	1,956,714	1,956,714
Other deferred tax assets	133,513	155,735
Other deferred tax liabilities	(12,345)	(10,645)
Total deferred tax assets	4,711,090	4,988,429
Valuation allowance	(4,711,090)	(4,988,429)
Net deferred tax assets	$—	$—

For the years ended December 31, 2015 and 2014 and the eight-month period ended December 31, 2013 the cumulative deferred tax assets of $4,711,090, $4,988,429 and $3,980,080, respectively, are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards. The cumulative income tax loss carryforward, of $6,397,267, if not used, will expire in various years through 2035, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.

CornerWorld Corporation

Notes to Consolidated Financial Statements (Continued)

December 31, 2015

12. Transition Period Comparative Data

The following tables present certain financial information as of and for the eight-month periods ended December 31, 2013 and 2012:

	Eight-month Period Ended December 31,
	2013	2012
		(unaudited)
Sales, net	$592,756	$1,386,545
Costs of goods sold	191,711	433,498
Gross profit	401,045	953,047

Operating expenses	943,862	1,845,356
Operating loss	(542,817)	(892,309)

Other income (expense), net	(37,173)	(143,021)
Income taxes	—	—
Loss from continuing operations	(579,990)	(1,035,330)
Income from discontinued operations, net of tax	375,681	774,798
Gain from disposal of discontinued operations, net of tax	2,788,543	—
Net income (loss)	$2,584,234	$(260,532)

Basic earnings (loss) per share from continuing operations	$(0.13)	$(0.24)
Basic earnings per share from discontinued operations	$0.71	$0.18
Basic earnings (loss) per share	$0.58	$(0.06)
Diluted earnings (loss) per share from continuing operations	$(0.12)	$(0.24)
Diluted earnings per share from discontinued operations	$0.68	$0.18
Diluted earnings (loss) per share	$0.55	$(0.06)

Basic weighted average number shares outstanding	4,487,738	4,308,655
Diluted weighted average number shares outstanding	4,662,978	4,308,655

13. Subsequent Events

On February 29, 2016, CornerWorld signed a merger agreement with Deportes Media, LLC (the “Merger Agreement”). Pursuant to the Merger Agreement, the Merger Agreement itself was non-binding until such time as Deportes Media, LLC (“Deportes”) was able to secure approval for the Merger Agreement from no less than 75% of its shareholders. On March 18, 2016, Deportes reported to CornerWorld that Deportes had obtained the approval of the Merger Agreement from more than 75% of its shareholders.  Pursuant to the Merger Agreement, CornerWorld is not contractually obligated to close the Merger Agreement, until such time as Deportes has completed certain closing conditions as described in more detail on CornerWorld’s current report on Form 8-K filed March 24, 2016.  If CornerWorld closes the Merger Agreement, Deportes shareholders will be entitled to receive 27.32 shares of CornerWorld common stock for each share of Deportes common stock. Post the closing of the Merger Agreement, a total of approximately 13.7 million shares will be outstanding and the existing CornerWorld shareholders will own approximately 33.9% of the combined Company.

There were no other events that took place subsequent to December 31, 2015 up through the date of the filing of these financial statements that had a material impact on these financial statements.