Form 10-Q
period 2016-03-31
Cornerworld Corp
filed 2016-05-20
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of May 12, 2016 was 4,655,338.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three Month Period Ended March 31, 2016 and 2015	2

	Condensed Consolidated Statement of Stockholders’ Deficit for the Three Month Period Ended March 31, 2016	3

	Condensed Consolidated Statements of Cash Flows for the Three Month Period Ended March 31, 2016	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

3	Quantitative and Qualitative Disclosures about Market Risk	15

4	Controls and Procedures	15

	PART II. OTHER INFORMATION

1	Legal Proceedings	15

1A	Risk Factors	15

2	Unregistered Sales of Equity Securities and Use of Proceeds	15

3	Defaults Upon Senior Securities	15

4	Mine Safety Disclosures	16

5	Other Information	16

6	Exhibits	16

	Signatures	16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash	$4,074	$1,268
Accounts receivable, net	3,376	1,265
Prepaid expenses and other current assets	10,769	9,969
Assets of discontinued operations	—	31,555
TOTAL ASSETS	$18,219	$44,057

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$176,577	$145,249
Accrued expenses	341,815	338,936
Notes payable related parties	338,958	338,958
Deferred revenue	1,563	499
Liabilities of discontinued operations	—	9,378
Total liabilities	858,913	833,020

Commitments and Contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 4,655,338 shares issued and outstanding, at March 31, 2016 and December 31, 2015, respectively	162,937	162,937
Additional paid-in capital	7,774,006	11,812,349
Accumulated deficit	(8,777,637)	(12,764,249)
Total stockholders’ deficit	(840,694)	(788,963)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,219	$44,057

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Sales, net	$59,302	$235,843

Costs of goods sold	11,203	92,003

Gross profit	48,099	143,840

Expenses:
Selling, general and administrative expenses	70,924	127,700
Operating income (loss)	(22,825)	16,140

Other income (expense), net:
Interest expense	(8,102)	(6,779)
Other income (expense), net	—	(200)
Total other expense, net	(8,102)	(6,979)
Income (loss) from continuing operations before income taxes	(30,927)	9,161
Income taxes	—	—
Income (loss) from continuing operations	(30,927)	9,161
Income (loss) from discontinued operations, net of tax	—	95,316
Net income (loss)	$(30,927)	$104,477

Basic and diluted earnings loss per share from continuing operations	$(0.01)	$0.00
Basic and diluted earnings per share from discontinued operations	$0.00	$0.02
Basic and diluted earnings (loss) per share	$(0.01)	$0.02

Basic and diluted weighted average number shares outstanding	4,655,338	4,655,338

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Deficit

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2015	4,655,338	$162,937	$11,812,349	$(12,764,249)	$(788,963)
Equity of spun-off subsidiaries	—	—	(4,039,714)	(4,017,539)	(22,175)
Stock-based compensation expense	—	—	1,371	—	1,371
Net loss	—	—	—	(30,927)	(30,927)
Balance, March 31, 2016	4,655,338	$162,937	$7,774,006	$(8,777,637)	$(840,694)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2016	2015

Cash Flows from Operating Activities
Net income (loss)	$(30,927)	$104,477
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for doubtful accounts	17,137	18,276
Stock-based compensation	1,371	1,371
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(19,248)	(42,145)
Prepaid expenses and other current assets	(800)	8,300
Accounts payable	31,328	4,567
Accrued expenses	2,879	(14,235)
Deferred revenue	1,064	(75,687)
Changes in assets and liabilities of discontinued operations	22,177	(87,019)
Net cash provided by (used in) operating activities	24,981	(82,095)

Cash Flows from Investing Activities
Equity in spun-off subsidiary	(22,175)	—
Net cash used in financing activities	(22,175)	—
Net change in cash	2,806	(82,095)
Cash at beginning of period	1,268	94,857
Cash at end of period	$4,074	$12,762

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of March 31, 2016 and for the three month period ended March 31, 2016 and 2015 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three month period ended March 31, 2016 is not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld consolidated financial statements as of and for the year ended December 31, 2015, as filed with the SEC on Form 10-K.

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

The Company’s year-end is December 31st.

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

The Company previously provided telecommunications services, including telephony and internet services, through Woodland’s wholly owned subsidiaries Phone Services and More, L.L.C., doing business as Visitatel (“PSM”) and T2 Communications, L.L.C. (“T2”).  As a provider of Internet and VoIP services, T2 delivers leading-edge technology to business and residential customers in Michigan and Texas. Offerings include: phone lines, internet connections, long distance and toll-free services. T2 is a Competitive Local Exchange Carrier (CLEC).  PSM, also a CLEC, holds an FCC 214 License as a wholesale long distance service provider to the carrier community and large commercial users of transport minutes. Neither the Company nor Woodland has incurred any costs over the previous three years on research and development activities for either T2 or PSM.  Woodland’s operations, along with those of its wholly owned subsidiaries, have been reported as discontinued operations in these unaudited interim condensed consolidated financial statements.

CornerWorld Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

Common Stock Reverse Split

On November 6, 2015, the Company effectuated a one-for-thirty-five reverse stock split to shareholders of record as of November 6, 2015. Share and per share information have been retroactively adjusted to reflect the reverse stock split due to the fact that the reverse stock split took place after the close of the reporting period.

Prospective Merger

On February 29, 2016, CornerWorld executed a merger agreement with Deportes Media, LLC (the “Merger Agreement”). Pursuant to the Merger Agreement, the Merger Agreement itself was non-binding until such time as Deportes Media, LLC (“Deportes”) was able to secure approval for the Merger Agreement from no less than 75% of its shareholders. On March 18, 2016, Deportes reported to CornerWorld that it had, in fact, obtained the approval of the Merger Agreement from more than 75% of its shareholders and that, accordingly, the Merger Agreement had become binding.

Pursuant to the Merger Agreement, CornerWorld is not contractually obligated to close the Merger Agreement, until such time as Deportes has completed certain Conditions to Close, as described in more detail below. If CornerWorld and Deportes close the Merger Agreement, Deportes shareholders will be entitled to receive 27.32 shares of CornerWorld common stock for each share of Deportes common stock. If CornerWorld closes the Merger Agreement, a total of approximately 13.7 million shares will be outstanding with an implied price of $1.32 per share and existing CornerWorld shareholders would own approximately 33.9% of the combined Company.

CornerWorld can terminate the Merger Agreement, at its sole option, if Deportes fails to perform any of the Conditions to Close as further defined below. Conditions to Close include, but are not limited to, the following: Deportes must acquire certain radio towers in certain markets, Deportes current debt holders must convert their debt to equity and Deportes must acquire the ESPN Deportes New York affiliate, WEPN AM-1050. Should Deportes fail to meet all the Conditions to Close, CornerWorld will be entitled to receive a break-up fee equivalent to 10% of Deportes then outstanding common shares. CornerWorld, at its sole discretion, may close the Merger Agreement without Deportes completing the Conditions to Close. However, CornerWorld will only receive the 10% break-up fee if CornerWorld terminates the Merger Agreement as a result of Deportes’ failure to execute any one of the Conditions to Close after May 31, 2016. Should Deportes fail to execute the Conditions to Close and CornerWorld does not close the transaction by September 30, 2016, the Merger Agreement will terminate of its own accord and CornerWorld will be entitled to the a breakup fee equivalent to 10% of Deportes then outstanding common shares.

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $3,741 and $3,741 as of March 31, 2016 and December 31, 2015, respectively.

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

CornerWorld Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with the ASC. The ASC requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. The Company’s only long-lived assets are a property and equipment which have been fully depreciated.

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

CornerWorld Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

Concentration of credit risk

Credit is extended based on an evaluation of the customer’s financial condition, and the Company does not require collateral. Write-offs of accounts receivable have historically been nominal. Approximately 74.9% and 49.6% of total revenue was derived from the Company’s largest customer during the three month periods ended March 31, 2016 and 2015, respectively.

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

The following is a summary of the operating results of our discontinued operations:

	For the Three Months Ended March 31,
	2016	2015

Sales, net	$—	$69,806

Income (loss) from discontinued operations before income taxes	—	95,316
Income taxes	—	—
Net income from discontinued operations	$—	$95,316

The following is a summary of assets and liabilities of discontinued operations as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Assets:
Current assets	$—	$31,555
Assets of discontinued operations held for sale	—	31,555

Liabilities
Accounts payable and accrued expenses	—	9,378
	$—	$9,378

4. Debt

	As of
	March 31, 2016	December 31, 2015

Note payable to CEO (the “Senior Note”); the Senior Note matures July 31, 2016. At March 31, 2016, the interest rate was 6.25%. This note is collateralized by all assets of the Company. See also Note 7, Related Party Transactions.	$338,958	$338,958
Total debt	$338,958	$338,958

CornerWorld Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

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

The Company issued no options pursuant to this plan during the three month period ended March 31, 2016.

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

The Company issued no stock options pursuant to this plan during the three month period ended March 31, 2016.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	March 31, 2016
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

CornerWorld Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

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

For the three month periods ended March 31,
	2016	2015

Expected term (in years)	—	—
Expected volatility	—%	—%
Risk-free interest rate	—%	—%
Dividend yield	—%	—%

A summary of activity under the Stock Plans and changes during the three month period ended March 31, 2016 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	46,567	$3.84	3.20	$—
Issued	—	—	—	—
Cancelled/forfeited	—	—	—
Outstanding at March 31, 2016	45,567	$3.84	2.95	$—
Options expected to vest	45,567	$3.84	2.95	$—
Options exercisable at end of period	24,426	$4.15	2.84	$—

For the three month period ended March 31, 2016 and 2015, the Company recognized $1,371 and $1,371 of stock-based compensation expense, respectively. As of March 31, 2016 there was $6,825 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 2.95 weighted average years.

7. Related Party Transactions

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer. Interest on the outstanding principal amount under the Senior Note is payable at the Company’s discretion at a rate of 6.25% per annum and monthly principal payments totaling $12,746 were due beginning December 31, 2014. On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 to Mr. Beck which constituted an event of default under the Senior Note. Mr. Beck did not call default but there can be no assurance that, as the Company’s Senior Lender, he will not do so. It is anticipated that the Company will amend the Senior Note at some future point but there can be no assurance that we will be successful in amending the terms of the Senior Note. Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.  The Company recorded interest of $8,102 and $6,779 on this facility during the three month period ended March 31, 2016 and 2015, respectively. The balance of this note totaled $338,958 at March 31, 2016.

CornerWorld Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

The Company was party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The lease expired on January 31, 2016. The limited partners of 13101 Preston Road, LP are trusts controlled by the family of the Company’s Chief Executive Officer. The Company paid $2,500 and $7,500 in rent during the three month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company had recorded a liability of $17,500 for unpaid rent on its office space.

The Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $15,000 from this entity during each of the three month periods ended March 31, 2016 and 2015.

8. Subsequent Events

There were no events that took place subsequent to March 31, 2016 up through the date of the filing of these financial statements that had a material impact on these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CornerWorld Corporation (hereinafter referred to as “CornerWorld,” the “Company,” “we,” “our,” or “us”) is a marketing and telecommunication services company building services for the increased accessibility of content across mobile, television and Internet platforms.

Three Months ended March 31, 2016 Highlights:

•	The Company completed the spin-off of its Woodland subsidiary to shareholders of record as of December 31, 2015. Effective January 1, 2016, Woodland became its own operating company.

•

The Company entered into a contract to merge with Deportes.  The Company can close the merger at is own discretion assuming Deportes completes certain conditions to close with includes but is not limited to: Deportes must acquire certain radio towers in certain markets, Deportes current debt holders must convert their debt to equity and Deportes must acquire the ESPN Deportes New York affiliate, WEPN AM-1050

Critical Accounting Policies and Estimates

Use of Estimates and Critical Accounting Policies

In preparing our Unaudited Condensed Consolidated Financial Statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income (loss) from operations, and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include allowance for doubtful accounts, impairment of long-lived assets (including goodwill), revenue recognition and stock-based compensation. In addition, please refer to Note 2 of the Notes to the Unaudited Interim Condensed Consolidated Financial Statements for further discussion of our accounting policies.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three month period ended March 31, 2016, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

Revenues:

We had revenues totaling $59,302 for the three month period ended March 31, 2016 as compared to $235,843 for the corresponding period in the prior year. The decrease of $176,541 is due to the termination of programmatic marketing services by our two largest customers during the second quarter of 2015.

SG&A Expenses

SG&A expenses totaled $70,924 for the three months ended March 31, 2016 as compared to $127,700 for the corresponding period in the prior year. The improvement is due to headcount and other SG&A reductions in response to the loss of our two largest customers during the second quarter of 2015.

Income (Loss) from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $30,927 for the three months ended September 30, 2015 as compared to income of $9,161 for the corresponding period in the prior year. The decrease is due to the aforementioned decrease in sales of programmatic marketing services which was offset, to some extent by headcount and other SG&A reductions.

Net Income (Loss):

Net Loss totaled $30,927 for the three months ended March 31, 2016 as compared to Net Income of $104,477 for the corresponding period in the prior year. The decrease of $135,404 is due to the aforementioned reductions programmatic marketing revenues combined with the fact that we had income from discontinued operations totaling $95,316 during the quarter ended March 31, 2015 as compared to the Company recording no income from discontinued operations during the current year.

Liquidity and Capital Resources

As of March 31, 2016, we had negative working capital totaling $840,694 which included cash of $4,074. Our revenue generating operations consist of our marketing company, Enversa.   There can be no assurance that Enversa will increase revenues and the Company is not currently generating positive operational cash flow.

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

We had no financing activity for the three months ended March 31, 2016 while our entire investing activities consisted of the divestiture of the equity in our spun-off subsidiaries which yielded no cash to the Company.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2016. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

Not applicable.

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

CORNERWORLD CORPORATION
Registrant

May 20, 2016	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer