Form 10-Q
period 2016-06-30
Cornerworld Corp
filed 2016-08-15
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of August 15, 2016 was 4,655,338.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2016 and 2015	2

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Six Month Periods Ended June 30, 2016	3

	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2016 and 2015	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

3	Quantitative and Qualitative Disclosures about Market Risk	15

4	Controls and Procedures	15

	PART II. OTHER INFORMATION

1	Legal Proceedings	16

1A	Risk Factors	16

2	Unregistered Sales of Equity Securities and Use of Proceeds	16

3	Defaults Upon Senior Securities	16

4	Mine Safety Disclosures	16

5	Other Information	16

6	Exhibits	16

	Signatures	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash	$918	$1,268
Accounts receivable, net	2,011	1,265
Prepaid expenses and other current assets	9,178	9,969
Assets of discontinued operations	—	31,555
TOTAL ASSETS	$12,107	$44,057

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$172,529	$145,249
Accrued expenses	351,752	338,936
Notes payable related parties	338,958	338,958
Deferred revenue	4,027	499
Liabilities of discontinued operations	—	9,378
Total liabilities	867,266	833,020

Commitments and Contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 4,655,338 shares issued and outstanding, at June 30, 2016 and December 31, 2015, respectively	162,937	162,937
Additional paid-in capital	7,774,006	11,812,349
Accumulated deficit	(8,792,102)	(12,764,249)
Total stockholders’ deficit	(855,159)	(788,963)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,107	$44,057

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Sales, net	$41,261	$102,264	$100,563	$338,107

Costs of goods sold	6,426	43,721	17,629	135,724

Gross profit	34,835	58,543	82,934	202,383

Expenses:
Selling, general and administrative expenses	41,920	100,478	112,844	228,178
Total Operating expenses	41,290	100,478	112,844	228,178
Operating income (loss)	(7,085)	(41,935)	(29,910)	(25,795)

Other income (expense), net:
Interest expense	(7,381)	(6,962)	(15,482)	(13,741)
Other income (expense), net	—	—	—	(204)
Total other expense, net	(7,381)	(6,962)	(15,482)	(13,945)
Income (loss) from continuing operations before income taxes	(14,466)	(48,897)	(45,392)	(39,740)
Income taxes	—	—	—	—
Income (loss) from continuing operations	(14,466)	(48,897)	(45,392)	(39,740)
Income from discontinued operations, net of tax	—	19,158	—	114,478
Gain from discontinued operations, net of tax	—	—	—	—
Net loss	$(14,466)	$(29,739)	$(45,392)	$74,738

Basic and diluted earnings (loss) per share from continuing operations	$0.00	$(0.01)	$(0.01)	$(0.01)
Basic and diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.02
Basic and diluted earnings (loss) per share	$0.00	$(0.01)	$(0.01)	$0.02

Basic weighted average number shares outstanding	4,655,338	4,655,338	4,655,338	4,655,338
Diluted weighted average number shares outstanding	4,655,338	4,655,338	4,655,338	4,655,338

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2015	4,655,338	$162,937	$11,812,349	$(12,764,249)	$(788,963)
Equity of spun-off subsidiaries	—	—	(4,039,714)	4,017,539	(22,175)
Stock-based compensation expense	—	—	1,371	—	1,371
Net loss	—	—	—	(45,392)	(45,392)
Balance, June 30, 2016	4,655,338	$162,937	$7,774,006	$(8,792,102)	$(855,159)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2016	2015

Cash Flows from Operating Activities
Net income (loss)	$(45,392)	$74,738
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for doubtful accounts	17,137	15,105
Stock-based compensation	1,371	2,742
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(17,883)	1,386
Prepaid expenses and other current assets	791	57,659
Accounts payable	27,280	(55,941)
Accrued expenses	12,816	27,166
Deferred revenue	3,528	(75,687)
Changes in assets and liabilities of discontinued operations	22,177	(69,594)
Net cash provided by (used in) operating activities	21,825	(23,426)

Cash Flows from Financing Activities
Equity in spun-off subsidiary	(22,175)	—
Net cash used in financing activities	(22,175)	—

Net increase (decrease) in cash	(350)	(22,426)
Cash at beginning of period	1,268	70,746
Cash at end of period	$918	$48,320

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and six month periods ended June 30, 2016 is not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Pursuant to the Merger Agreement, CornerWorld was not contractually obligated to close the Merger Agreement, until such time as Deportes has completed certain Conditions to Close. Conditions to Close included, but were not limited to, the following: Deportes must acquire certain radio towers in certain markets, Deportes current debt holders must convert their debt to equity and Deportes must acquire the ESPN Deportes New York affiliate, WEPN AM-1050. Deportes failed to meet the Conditions to Close by May 31, 2016 and, accordingly, CornerWorld did not close the transaction. As such, the Merger Agreement terminated of its own accord. CornerWorld remains entitled to a breakup fee equivalent to 10% of Deportes outstanding common shares.

Going Dark

The Company has historically complied with the standards required to maintain its shares on the OTCQB.  However, as our marketing revenues have continued to deteriorate, they no longer generate enough cash to pay the costs of maintaining such compliance, including the costs associated with maintaining the Company’s public filings.  If the Company cannot secure alternative financing or find a merger partner within the next 90 days, the Company anticipates that this will be its last public filing, typically referred to as “Going Dark”, until such time as it can find a partner.  Upon ceasing to make public filings, the Company will no longer be in compliance with the OTCQB standards and the Company will be down-graded to the OTCQX or “Pink Sheets.”  The Company anticipates Going Dark after this filing and being down-graded to the OTCQX shortly after December 15, 2016.  CornerWorld shareholders, as part of the aforementioned Spin-off, also received shares in Woodland Holdings Corporation as of the effective date of the Spin-Off, January 1, 2016. Woodland Holdings Corporation has already ceased making its public filings.

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $3,742 and $3,741 as of June 30, 2016 and December 31, 2015, respectively.

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

CornerWorld Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

Concentration of credit risk

Credit is extended based on an evaluation of the customer’s financial condition, and the Company does not require collateral. Write-offs of accounts receivable have historically been nominal. Approximately 49.3% and 45.5% of total revenue was derived from the Company’s largest customer during the three month periods ended June 30, 2016 and 2015, respectively. Approximately 47.5% and 45.5% of total revenue was derived from the Company’s largest customer during the six month periods ended June 30, 2016 and 2015, respectively.

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

The following is a summary of the operating results of our discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Sales, net	$—	$12,291	$—	$82,097

Income (loss) from discontinued operations before income taxes	—	19,158	—	114,478
Income taxes	—	—	—	—
Net income (loss) from discontinued operations	$—	$19,158	$—	$114,478

The following is a summary of assets and liabilities of discontinued operations as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Assets:
Current assets	$—	$31,555
Assets of discontinued operations held for sale	—	31,555

Liabilities
Accounts payable and accrued expenses	—	9,378
	$—	$9,378

4. Debt

	As of
	June 30, 2016	December 31, 2015

Note payable to CEO (the “Senior Note”); the Senior Note matures July 31, 2016. At June 30, 2016, the interest rate was 6.25%. This note is collateralized by all assets of the Company. See also Note 7, Related Party Transactions.	$338,958	$338,958
Total debt	$338,958	$338,958

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

The Company issued no options pursuant to this plan during the three and six month periods ended June 30, 2016.

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

The Company issued no stock options pursuant to this plan during the three and six month periods ended June 30, 2016.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	June 30, 2016
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

	For the three month periods Ended June 30		For the six month periods Ended June 30
	2016	2015	2016	2015

Expected term (in years)	—	5.0	—	5.0
Expected volatility	—%	125%	—%	125%
Risk-free interest rate	—%	1.6%	—%	1.5%
Dividend yield	—%	0.00%	—%	0.00%

A summary of activity under the Stock Plans and changes during the six month period ended June 30, 2016 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	46,567	$3.84	3.20	$—
Issued	—	—	—	—
Cancelled/forfeited	—	—	—
Outstanding at June 30, 2016	45,567	$3.84	2.95	$—
Options expected to vest	45,567	$3.84	2.95	$—
Options exercisable at end of period	24,426	$4.15	2.84	$—

For the six-month period ended June 30, 2016 and 2015, the Company recognized $1,371 and $2,742 of stock-based compensation expense, respectively. As of June 30, 2016 there was $5,783 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 2.95 weighted average years.

7. Related Party Transactions

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer. Interest on the outstanding principal amount under the Senior Note is payable at the Company’s discretion at a rate of 6.25% per annum and monthly principal payments totaling $12,746 were due beginning December 31, 2014. On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 to Mr. Beck which constituted an event of default under the Senior Note. Mr. Beck did not call default but there can be no assurance that, as the Company’s Senior Lender, he will not do so. It is anticipated that the Company will amend the Senior Note at some future point but there can be no assurance that we will be successful in amending the terms of the Senior Note. Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.  The Company recorded interest of $7,381 and $6,962 on this facility during the three-month period ended June 30, 2016 and 2015, respectively.  The Company recorded interest of $15,482 and $13,741 on this facility during the six-month period ended June 30, 2016 and 2015, respectively. The balance of this note totaled $338,958 at June 30, 2016.

CornerWorld Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

The Company was party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The lease expired on January 31, 2016. The limited partners of 13101 Preston Road, LP are trusts controlled by the family of the Company’s Chief Executive Officer. The Company paid $0 and $7,500 in rent during the three month periods ended June 30, 2016 and 2015, respectively.  The Company paid $2,500 and $15,000 in rent during the six month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company had recorded a liability of $17,500 for unpaid rent on its office space.

The Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $15,000 from this entity during each of the three month periods ended June 30, 2016 and 2015.  The Company received $30,000 from this entity during each of the six month periods ended June 30, 2016 and 2015.

8. Subsequent Events

There were no events that took place subsequent to June 30, 2016 up through the date of the filing of these financial statements that had a material impact on these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CornerWorld Corporation (hereinafter referred to as “CornerWorld,” the “Company,” “we,” “our,” or “us”) is a marketing and telecommunication services company building services for the increased accessibility of content across mobile, television and Internet platforms.

Six Months ended June 30, 2016 Highlights:

•

The Company has historically complied with the standards required to maintain its shares on the OTCQB.  However, as our marketing revenues have continued to deteriorate, they no longer generate enough cash to pay the costs of maintaining such compliance, including the costs associated with maintaining the Company’s public filings.  If the Company cannot secure alternative financing or find a merger partner within the next 90 days, the Company anticipates that this will be its last public filing until it can find a partner.  Upon ceasing to make public filings, the Company will no longer be in compliance with the OTCQB standards and the Company will be down-graded to the OTCQX or “Pink Sheets.”  The Company anticipates this occurring shortly after December 15, 2016.

•	The Company completed the spin-off of its Woodland subsidiary to shareholders of record as of December 31, 2015. Effective January 1, 2016, Woodland became its own operating company.

•

The Company entered into a contract to merge with Deportes.  The Company can close the merger at is own discretion assuming Deportes completes certain conditions to close which include but is not limited to: Deportes must acquire certain radio towers in certain markets, Deportes current debt holders must convert their debt to equity and Deportes must acquire the ESPN Deportes New York affiliate, WEPN AM-1050.  Deportes did not meet their conditions to close and the contract expired of its own accord.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the six month period ended June 30, 2016, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015

Revenues:

We had revenues totaling $41,261 for the three-month period ended June 30, 2016 as compared to $102,264 for the corresponding period in the prior year. The decrease of $61,003 is due to the termination of programmatic marketing services by our two largest customers during the second quarter of 2015.

SG&A Expenses

SG&A expenses totaled $41,920 for the three months ended June 30, 2016 as compared to $100,478 for the corresponding period in the prior year. The improvement is due to headcount and other SG&A reductions in response to the loss of our two largest customers during the second quarter of 2015.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $14,466 for the three months ended June 30, 2016 as compared to $48,897 for the corresponding period in the prior year. The decrease is due to the aforementioned decrease in sales of programmatic marketing services which was offset, to some extent by headcount and other SG&A reductions.

Net Loss:

Net Loss totaled $14,466 for the three months ended June 30, 2016 as compared to $29,739 for the corresponding period in the prior year. The decrease of $15,273 is due to the fact that we had income from discontinued operations totaling $19,158 during the quarter ended June 30, 2015 as compared to the Company recording no income from discontinued operations during the current year.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

Revenues:

We had revenues totaling $100,563 for the six-month period ended June 30, 2016 as compared to $338,107 for the corresponding period in the prior year. The decrease of $237,544 is due to the termination of programmatic marketing services by our two largest customers during the second quarter of 2015.

SG&A Expenses

SG&A expenses totaled $112,844 for the six months ended June 30, 2016 as compared to $228,178 for the corresponding period in the prior year. The improvement is due to headcount and other SG&A reductions in response to the loss of our two largest customers during the second quarter of 2015.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $45,392 for the six months ended June 30, 2016 as compared to $39,740 for the corresponding period in the prior year. The decrease is due to the aforementioned decrease in sales of programmatic marketing services which was offset, to some extent by headcount and other SG&A reductions.

Net Income (Loss):

Net Loss totaled $45,392 for the six months ended June 30, 2016 as compared to Net Income of $74,738 for the corresponding period in the prior year. The decrease of $120,130 is due to the fact that we had income from discontinued operations totaling $114,478 during the six-month period ended June 30, 2016 as compared to the Company recording no income from discontinued operations during the current year.

Liquidity and Capital Resources

As of June 30, 2016, we had negative working capital totaling $855,158 which included cash of $918. Our revenue generating operations consist only of our marketing company, Enversa.    Enversa’s revenues have declined steadily for the prior several years and the Company is not currently generating positive operational cash flow.

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

We had no financing activity for the six months ended June 30, 2016 while our entire investing activities consisted of the divestiture of the equity in our spun-off subsidiaries which yielded no cash to the Company.

We have no other bank financing or other external sources of liquidity.  There can be no assurance that, going forward, our operations will generate positive operating cash flow. We will most likely need to obtain additional capital in order to further expand our operations. We are currently investigating other financial alternatives, including additional equity financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that any additional financing will become available to us, and if available, that such financing will be on terms acceptable to us.  If the Company cannot secure alternative financing or find a merger partner within the next 90 days, the Company anticipates that this will be its last public filing until it can find a partner.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2016. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

31.1	Rule 13a-14(a) Certification by our chief executive officer	(1)
31.2	Rule 13a-14(a) Certification by our chief financial officer	(1)
32.1	Section 1350 Certification by our chief executive officer	(2)
32.2	Section 1350 Certification by our chief financial officer	(2)
101	Interactive Data Files of Financial Statements and Notes.	(3)

__________

(1)	Filed herewith.
(2)	Furnished (and not filed) herewith pursuant to Item 601(b)(32)(ii) of Regulation S-K under the Exchange Act.
(3)	To be submitted by amendment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORNERWORLD CORPORATION
Registrant

August 15, 2016	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer