Form 10-Q
period 2016-09-30
Cornerworld Corp
filed 2016-11-21
CIK 1338242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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
Yes ____   No    X

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, as of November 15, 2016 was 4,655,338.

CORNERWORLD CORPORATION

INDEX

Item Number		Page

	PART I. FINANCIAL INFORMATION

1	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2016 and 2015	2

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Month Periods Ended September 30, 2016	3

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2016 and 2015	4

	Notes to Condensed Consolidated Financial Statements	5

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

3	Quantitative and Qualitative Disclosures about Market Risk	15

4	Controls and Procedures	15

	PART II. OTHER INFORMATION

1	Legal Proceedings	16

1A	Risk Factors	16

2	Unregistered Sales of Equity Securities and Use of Proceeds	16

3	Defaults Upon Senior Securities	16

4	Mine Safety Disclosures	16

5	Other Information	16

6	Exhibits	16

	Signatures	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CornerWorld Corporation

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash	$166	$1,268
Accounts receivable, net	2,254	1,265
Prepaid expenses and other current assets	849	9,969
Assets of discontinued operations	—	31,555
TOTAL ASSETS	$3,269	$44,057

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$176,901	$145,249
Accrued expenses	357,429	338,936
Notes payable related parties	338,958	338,958
Deferred revenue	491	499
Liabilities of discontinued operations	—	9,378
Total liabilities	873,779	833,020

Commitments and Contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized; 4,655,338 shares issued and outstanding, at September 30, 2016 and December 31, 2015, respectively	162,937	162,937
Additional paid-in capital	7,774,475	11,812,349
Accumulated deficit	(8,807,922)	(12,764,249)
Total stockholders’ deficit	(870,510)	(788,963)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,269	$44,057

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Sales, net	$29,051	$36,133	$83,958	$374,240

Costs of goods sold	3,787	4,816	21,416	140,540

Gross profit	25,264	31,317	62,542	233,700

Expenses:
Selling, general and administrative expenses	32,893	48,871	100,081	277,049
Total Operating expenses	32,893	48,871	100,081	277,049
Operating loss	(7,629)	(17,554)	(37,539)	(43,349)

Other income (expense), net:
Interest expense	(8,189)	(7,148)	(23,673)	(20,889)
Other income (expense), net	—	—	—	(203)
Total other expense, net	(8,189)	(7,148)	(23,673)	(21,092)
Loss from continuing operations before income taxes	(15,818)	(24,702)	(61,212)	(64,441)
Income taxes	—	—	—	—
Loss from continuing operations	(15,818)	(24,702)	(61,212)	(64,441)
Income from discontinued operations, net of tax	—	26,769	—	141,247
Gain from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$(15,818)	$2,067	$(61,212)	$76,806

Basic and diluted earnings (loss) per share from continuing operations	$0.00	$(0.01)	$(0.01)	$(0.01)
Basic and diluted earnings per share from discontinued operations	$0.00	$0.01	$0.00	$0.03
Basic and diluted earnings (loss) per share	$0.00	$0.00	$(0.01)	$0.02

Basic and diluted weighted average number shares outstanding	4,655,338	4,655,338	4,655,338	4,655,338

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2015	4,655,338	$162,937	$11,812,349	$(12,764,249)	$(788,963)
Equity of spun-off subsidiaries	—	—	(4,039,714)	4,017,539	(22,175)
Stock-based compensation expense	—	—	1,840	—	1,840
Net loss	—	—	—	(61,212)	(61,212)
Balance, September 30, 2016	4,655,338	$162,937	$7,774,475	$(8,807,922)	$(870,510)

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Cash Flows from Operating Activities
Net income (loss)	$(61,212)	$76,806
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for doubtful accounts	2,351	23,424
Stock-based compensation	1,840	4,113
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(3,340)	12,811
Prepaid expenses and other current assets	9,120	61,616
Other Assets	—	3
Accounts payable	31,652	(87,836)
Accrued expenses	18,493	(3,143)
Deferred revenue	(6)	(75,387)
Other Liabilities	—	(9,266)
Changes in assets and liabilities of discontinued operations	—	(72,772)
Net cash provided by (used in) operating activities	(1,102)	(69,631)

Net increase (decrease) in cash	(1,102)	(69,631)
Cash at beginning of period	1,268	70,746
Cash at end of period	$166	$1,115

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

CornerWorld Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

1. Basis of Presentation

Interim Unaudited Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of CornerWorld Corporation (“CornerWorld” or the “Company”) as of September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015 contained in this Quarterly Report (collectively, the “Unaudited Interim Condensed Consolidated Financial Statements”) were prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for all periods presented. The results of operations for the three and six month periods ended September 30, 2016 is not necessarily indicative of the results that may be expected for the entire fiscal year.

The accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with the regulations for interim financial information of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited accompanying statements of financial condition and related interim statements of operations, cash flows, and stockholders’ deficit include all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation in conformity with U.S. GAAP. These Unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the CornerWorld consolidated financial statements as of and for the year ended December 31, 2015, as filed with the SEC on Form 10-K.

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

Going Dark

The Company has historically complied with the standards required to maintain its shares on the OTCQB.  However, as our marketing revenues have continued to deteriorate, they no longer generate enough cash to pay the costs of maintaining such compliance, including the costs associated with maintaining the Company’s public filings.  If the Company cannot secure alternative financing or find a merger partner and complete its annual audit prior to the date on which its Annual Report on Form 10-K is required to be filed, this will be the Company’s last public filing, typically referred to as “Going Dark.”  Furthermore, the Company currently does not have the funds to engage its auditors to conduct the December 31, 2016 audit.

Upon ceasing to make public filings, the Company will no longer be in compliance with the OTCQB standards and the Company will be down-graded to the OTCQX or “Pink Sheets.”  The Company anticipates Going Dark after this filing and being down-graded to the OTCQX at some point during the first quarter of 2017.  CornerWorld shareholders, as part of the aforementioned Spin-off, also received shares in Woodland Holdings Corporation as of the effective date of the Spin-Off, January 1, 2016. Woodland Holdings Corporation has already ceased making its public filings.

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

The carrying amount of accounts receivable is reduced by a valuation allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected based on historical collection trends. The allowance for doubtful accounts was $4,192 and $3,741 as of September 30, 2016 and December 31, 2015, respectively.

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

Concentration of credit risk

Credit is extended based on an evaluation of the customer’s financial condition, and the Company does not require collateral. Write-offs of accounts receivable have historically been nominal. Approximately 41.9% and 31.8% of total revenue was derived from the Company’s largest customer during the three-month periods ended September 30, 2016 and 2015, respectively. Approximately 46.2% and 49.4% of total revenue was derived from the Company’s largest customer during the nine month periods ended September 30, 2016 and 2015, respectively.

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

The following is a summary of the operating results of our discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Sales, net	$—	$26,299	$—	$69,211

Income (loss) from discontinued operations before income taxes	—	26,769	—	141,247
Income taxes	—	—	—	—
Net income (loss) from discontinued operations	$—	$26,769	$—	$141,247

CornerWorld Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

The following is a summary of assets and liabilities of discontinued operations as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Assets:
Current assets	$—	$31,555
Assets of discontinued operations held for sale	—	31,555

Liabilities
Accounts payable and accrued expenses	—	9,378
	$—	$9,378

4. Debt

	As of
	September 30, 2016	December 31, 2015

Note payable to CEO (the “Senior Note”); the Senior Note matures July 31, 2016. At September 30, 2016, the interest rate was 6.25%. This note is collateralized by all assets of the Company. See also Note 7, Related Party Transactions.	$338,958	$338,958
Total debt	$338,958	$338,958

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

The Company issued no stock options pursuant to this plan during the three and nine month periods ended September 30, 2016.

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

The Company issued no stock options pursuant to this plan during the three and nine month periods ended September 30, 2016.

A summary of the shares reserved for grant and awards available for grant under each Stock Plan is as follows:

	September 30, 2016
	Shares Reserved for Grant	Awards Available for Grant

Incentive Stock Plan	4,000,000	4,000,000
Stock Compensation Plan	4,000,000	3,955,717
	8,000,000	7,955,717

The Company issues awards to employees, qualified consultants and directors that generally vest over time based solely on continued employment or service during the related vesting period and are exercisable over a five to ten-year service period. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

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

	For the three month periods Ended September 30		For the nine month periods Ended September 30
	2016	2015	2016	2015

Expected term (in years)	—	—	—	5.0
Expected volatility	—%	—%	—%	125%
Risk-free interest rate	—%	—%	—%	1.5%
Dividend yield	—%	—%	—%	0.00%

A summary of activity under the Stock Plans and changes during the nine month period ended September 30, 2016 is presented below:

		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	46,567	$3.84	3.20	$—
Issued	—	—	—	—
Cancelled/forfeited	(2,284)	—	—
Outstanding at September 30, 2016	44,283	$3.50	2.58	$—
Options expected to vest	44,283	$3.50	2.58	$—
Options exercisable at end of period	22,142	$3.50	2.58	$—

CornerWorld Corporation

Notes to the Unaudited Interim Condensed Consolidated Financial Statements – (Continued)

For the nine-month period ended September 30, 2016 and 2015, the Company recognized $1,840 and $4,113 of stock-based compensation expense, respectively. As of September 30, 2016 there was $4,800 of total unrecognized compensation cost, net of forfeitures, related to unvested employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 2.58 weighted average years.

7. Related Party Transactions

On March 30, 2011, the Company entered into a subordinated $389,942 promissory note (the “Senior Note”) with Scott N. Beck, the Company’s Chief Executive Officer. Interest on the outstanding principal amount under the Senior Note is payable at the Company’s discretion at a rate of 6.25% per annum and monthly principal payments totaling $12,746 were due beginning December 31, 2014. On December 31, 2014, the Company did not make its regularly scheduled payment totaling $12,746 to Mr. Beck which constituted an event of default under the Senior Note. Mr. Beck did not call default but there can be no assurance that, as the Company’s Senior Lender, he will not do so. It is anticipated that the Company will amend the Senior Note at some future point but there can be no assurance that we will be successful in amending the terms of the Senior Note. Should we be unsuccessful in executing an amendment or an extension, Mr. Beck, as the senior lender, could move to seize the underlying collateral which would have a material adverse effect on the Company’s ability to continue as a going concern.  The Company recorded interest of $8,189 and $7,148 on this facility during the three-month period ended September 30, 2016 and 2015, respectively.  The Company recorded interest of $23,673 and $20,889 on this facility during the nine-month period ended September 30, 2016 and 2015, respectively. The balance of this note totaled $338,958 at September 30, 2016.

The Company was party to a lease agreement with 13101 Preston Road, LP pursuant to which it leases office space for its corporate headquarters.  The lease expired on January 31, 2016. The limited partners of 13101 Preston Road, LP are trusts controlled by the family of the Company’s Chief Executive Officer. The Company paid $0 and $7,500 in rent during the three-month periods ended September 30, 2016 and 2015, respectively.  The Company paid $2,500 and $22,500 in rent during the nine-month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company had recorded a liability of $17,500 for unpaid rent on its office space.

The Company provides accounting, human resources and certain IT services to an entity controlled by the family of the Company’s Chief Executive Officer for $5,000 per month.  The Company received $0 and $15,000 from this entity during the three-month periods ended September 30, 2016 and 2015, respectively.  The Company received $30,000 and $45,000 from this entity during the nine month periods ended September 30, 2016 and 2015, respectively.

8. Subsequent Events

There were no events that took place subsequent to September 30, 2016 up through the date of the filing of these financial statements that had a material impact on these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

CornerWorld Corporation (hereinafter referred to as “CornerWorld,” the “Company,” “we,” “our,” or “us”) is a marketing and telecommunication services company building services for the increased accessibility of content across mobile, television and Internet platforms.

Nine Months ended September 30, 2016 Highlights:

•

The Company has historically complied with the standards required to maintain its shares on the OTCQB.  However, as our marketing revenues have continued to deteriorate, they no longer generate enough cash to pay the costs of maintaining such compliance, including the costs associated with maintaining the Company’s public filings.  The Company currently does not have the resources required to pay its auditors to conduct the December 31, 2016 annual audit.  If the Company cannot secure alternative financing or find a merger partner in enough time to engage the Company’s independent registered accountants and complete its Annual Report on Form 10-K, this will the Company’s last public filing.  Upon ceasing to make public filings, the Company will no longer be in compliance with the OTCQB standards and the Company will be down-graded to the OTCQX or “Pink Sheets.”  The Company anticipates this occurring sometime during the first quarter of 2017.

•	The Company completed the spin-off of its Woodland subsidiary to shareholders of record as of December 31, 2015. Effective January 1, 2016, Woodland became its own operating company.

•

The Company entered into a contract to merge with Deportes.  The Company could have closed the merger at is own discretion assuming Deportes completed certain conditions to close which Deportes failed to do.  Accordingly, the contract expired of its own accord.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the nine month period ended September 30, 2016, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Results of Operations

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015

Revenues:

We had revenues totaling $29,051 for the three-month period ended September 30, 2016 as compared to $36,133 for the corresponding period in the prior year. The decrease of $7,082 is due to the termination of programmatic marketing services by our two largest customers during the second quarter of 2015.

SG&A Expenses

SG&A expenses totaled $32,893 for the six months ended September 30, 2016 as compared to $48,871 for the corresponding period in the prior year. The improvement is due to headcount and other SG&A reductions in response to the loss of our two largest customers during the second quarter of 2015.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $15,818 for the three months ended September 30, 2016 as compared to $24,702 for the corresponding period in the prior year. The improvement is due to the aforementioned decrease in headcount and other SG&A reductions.

Net Income (Loss):

Net Loss totaled $(15,818) for the three months ended September 30, 2016 as compared to Net Income totaling $2,067 for the corresponding period in the prior year. The decrease of $17,885 is due to the fact that we had income from discontinued operations totaling $26,769 during the quarter ended September 30, 2015 as compared to the Company recording no income from discontinued operations during the current year.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

Revenues:

We had revenues totaling $83,958 for the nine-month period ended September 30, 2016 as compared to $374,240 for the corresponding period in the prior year. The decrease of $290,282 is due to the termination of programmatic marketing services by our two largest customers during the second quarter of 2015.

SG&A Expenses

SG&A expenses totaled $100,081 for the nine months ended September 30, 2016 as compared to $277,049 for the corresponding period in the prior year. The improvement is due to headcount and other SG&A reductions in response to the loss of our two largest customers during the second quarter of 2015.

Loss from Continuing Operations Before Taxes:

Loss from Continuing Operations Before Taxes totaled $61,212 for the nine months ended September 30, 2016 as compared to $64,441 for the corresponding period in the prior year. The improvement is due to the aforementioned headcount and other SG&A reductions.

Net Income (Loss):

Net Loss totaled $(61,212) for the nine months ended September 30, 2016 as compared to Net Income of $76,806 for the corresponding period in the prior year. The decrease of $138,018 is due to the fact that we had income from discontinued operations totaling $141,247 during the nine-month period ended September 30, 2015 as compared to the Company recording no income from discontinued operations during the current year.

Liquidity and Capital Resources

As of September 30, 2016, we had negative working capital totaling $870,510 which included cash of only $166. Our revenue generating operations consist only of our marketing company, Enversa.   Enversa’s revenues have declined steadily for the prior several years and the Company is not currently generating positive operational cash flow.

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

We had no investing or financing activity for the nine months ended September 30, 2016.

We have no other bank financing or other external sources of liquidity.  There can be no assurance that, going forward, our operations will generate positive operating cash flow. We will most likely need to obtain additional capital in order to further expand our operations. We are currently investigating other financial alternatives, including additional equity financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. However, there can be no assurance that any additional financing will become available to us, and if available, that such financing will be on terms acceptable to us.  If the Company cannot secure alternative financing or find a merger partner in enough time to engage its auditors, the Company will be unable to file its Annual Report on Form 10-K and this will be the Company’s last public filing.

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

The Company’s management, with the participation of its principal executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2016. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of that date, the Company’s disclosure controls and procedures, were not effective at a reasonable assurance level.

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

CORNERWORLD CORPORATION
Registrant

November 21, 2016	/s/ V. Chase McCrea III
V. Chase McCrea III
Chief Financial Officer